Form 10QSB
period 2006-02-28
Cavalier Group
filed 2006-04-13
CIK 1333878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended FEBRUARY 28, 2006

[           ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _____ to _______

Commission file number: 333-127016

THE CAVALIER GROUP
(Exact name of small business issuer in its charter)

Wyoming	98-0463119
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5728 – 125A Street
Surrey, British Columbia	V3X 3G8
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (604) 597-0028

Securities Registered Under Section 12(b) of the Exchange Act: None

Securities Registered Under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value
(Title of class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [ x ] No [           ]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act)    Yes [           ] No [ x ]

Indicate by check mark whether the registrant is a shell corporation (as defined in Rule 12b-2 of the Exchange Act)    Yes [           ] No [ x ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,400,000 shares of Common Stock as of April 10, 2006.

Transitional Small Business Format.    Yes [           ] No [ x ]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE CAVALIER GROUP
(An Exploration Stage Company)
Condensed Balance Sheet
(Unaudited)
February 28, 2006

Assets
Current assets:
Cash	$6,771
Deferred offering costs	5,000
$11,771

Liabilities and Shareholders’ Equity
Current liabilities:
Accrued liabilities	$1,000
Total current liabilities	1,000

Shareholders’ equity (Note 2):
Common stock, $.001 par value; 200,000,000 shares authorized,
6,400,000 shares issued and outstanding	6,400
Additional paid-in capital	23,000
Accumulated deficit	(18,748)
Cumulative translation adjustment	119
Total shareholders’ equity	10,771
$11,771

See accompanying notes to condensed financial statements

THE CAVALIER GROUP
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)

		February 11, 2005		February 11, 2005
	Three Months	(Inception)	Nine Months	(Inception)
	Ended	Through	Ended	Through
	February 28,	February 28,	February 28,	February 28,
Expenses:	2006	2005	2006	2006
Contributed rent (Note 2)	$300	$—	900	$1,100
Contributed administrative support (Note 2)	50	—	150	300
Professional fees	800	—	2,850	5,850
Travel and meals	143	—	499	1,059
Office	1,237	—	3,359	4,055
Organization costs	—	—	—	250
Bank Charges	10	—	154	304
Licenses, permits, filing fees	827	—	3,918	3,918
Public relations	743	—	1,912	1,912
Total expenses	4,110	—	13,742	18,748

Loss before income taxes	(4,110)	—	(13,742)	(18,748)

Income tax provision (Note 4)	—	—	—	—

Net loss	$(4,110)	$—	(13,742)	$(18,748)

Basic and diluted loss per share	$-0.00	$0.00	-0.00

Basic and diluted weighted average
common shares outstanding	6,400,000	4,000,000	6,400,000

See accompanying notes to condensed financial statements

THE CAVALIER GROUP
(An Exploration Stage Company)
Condensed Statement of Changes in Shareholders' Equity
(Unaudited)

					Cumulative
					Translation
					Adjustment
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Par Value	Capital	Deficit	Income	Total
Balance at May 31, 2005	6,400,000	$6,400	$21,950	$(5,006)	$—	$23,344

Office space and administrative support
contributed by an officer (Note 2)	—	—	1,050	—	—	1,050
Comprehensive loss:
Net loss, period ended
February 28, 2006	—	—	—	(13,742)	—	(13,742)
Cumulative translation adjustment	—	—	—	—	119	119
Comprehensive loss	—	—	—	—	—	(13,623)

Balance at February 28, 2006	6,400,000	$6,400	$23,000	$(18,748)	$119	$10,771

See accompanying notes to condensed financial statements

THE CAVALIER GROUP
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

		February 11, 2005	February 11, 2005
	Nine Months	(Inception)	(Inception)
	Ended	Through	Through
	February 28,	February 28,	February 28,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$(13,742)	$—	(18,748)
Adjustments to reconcile net loss to net cash
used in operating activities:
Office space and administrative support
contributed by an officer (Note 2)	1,050	—	1,400
Changes in operating assets and liabilities:
Deferred offering costs	(5,000)	—	(5,000)
Accrued liabilities	(2,000)	—	1,000
Net cash used in
operating activities	(19,692)	—	(21,348)

Cash flows from financing activities:
Proceeds from the sale of common stock	—	4,000	28,000
Net cash provided by
financing activities	—	4,000	28,000

Net change in cash	(19,692)	4,000	6,652

Effect of exchange rate changes on cash	119	—	119

Cash, beginning of period	26,344	—	—

Cash, end of period	$6,771	$4,000	6,771

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	—
Interest	$—	$—	—

See accompanying notes to condensed financial statements

THE CAVALIER GROUP
(An Exploration Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the period ended May 31, 2005 as filed in its Form SB-2 and should be read in conjunction with the notes thereto. The Company is in the exploration stage in accordance with Industry Guide 7. On April 25, 2005, the Company entered into an option agreement to acquire 100 percent of the right, title and interest in a mineral claim located in northeast Ontario, Canada. (see Note 3).

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited.

The Company’s functional currency is the Canadian dollar; however, the accompanying financial statements and footnotes refer to United States (“U.S.”) dollars unless Canadian dollars are specifically designated with “CDN”.

NOTE 2: RELATED PARTY TRANSACTIONS

The Company’s president contributed office space to the Company for the periods presented. The office space was valued at $100 per month based on the market rate in the local area and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.

The president contributed administrative services to the Company for the periods presented. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such services, which equaled $50 per hour based on the level of services performed. The services are reported as contributed administrative services with a corresponding credit to additional paid-in capital.

In February 2005, the Company sold 4,000,000 shares of its restricted common stock to its president for $4,000 ($.001/share).

NOTE 3: OPTION ON UNPROVEN MINERAL INTERESTS

Casa Claims Option Agreement (formerly referred to as the Mineta Resources Ltd. Option Agreement)

On April 25, 2005, the Company entered into an option agreement to acquire 100 percent of the right, title and interest in a mineral claim located in northeast Ontario, Canada. Under the terms of the Option Agreement, the Company is required to:

A.	Make option exploration expenditures as follows:

Exploration
Expenditures		Due Date
CDN	$ 50,000.00	October 31, 2006
CDN	100,000.00	October 31, 2007
	$ 150,000.00

B.	Make annual payments of CDN$50,000, commencing January 1, 2009, as long as the Company held any interest in the claim.

In addition to the above terms, the optionor is to retain a three percent net smelter royalty.

NOTE 4: INCOME TAXES

The Company records its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense result in $-0- income taxes.

NOTE 5: REGISTRATION STATEMENT

The Company filed a Form SB-2 registration statement with the SEC on July 29, 2005 to offer up to 2,000,000 shares of the Company’s common stock at a price of $0.05 per share. The registration statement became effective on January 31, 2006. No shares were sold pursuant to the registration statement as of February 28, 2006.

THE CAVALIER GROUP
(An Exploration Stage Company)
Balance Sheet

May 31, 2005

Assets
Current assets:
Cash	$26,344
26,344

Liabilities and Shareholders’ Equity
Current liabilities:
Accrued liabilities	3,000
Total current liabilities	3,000

Shareholders’ equity (Notes 2 and 4):
Common stock, $.001 par value; 200,000,000 shares authorized,
6,400,000 shares issued and outstanding	6,400
Additional paid-in capital	21,950
Accumulated deficit	(5,006)
Total shareholders’ equity	23,344
$26,344

See accompanying notes to condensed financial statements

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. Some discussions in this report may contain forward-looking statements that involve risk and uncertainty. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Forward-looking statements are often identified by words like: “believe”, “expect”, “estimate”, “anticipate”, “intend”, “project” and similar expressions or words which, by their nature, refer to future events.

In some cases, you can also identify forward-looking statements by terminology such as “may”, “will”, “should”, “plans”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "Cavalier" mean The Cavalier Group, unless otherwise indicated.

Cavalier is an exploration stage company. There is no assurance that commercially viable mineral deposits exist on the claim that we have under option. Further exploration will be required before a final evaluation as to the economic and legal feasibility of the claim is determined.

Glossary of Exploration Terms

The following terms, when used in this report, have the respective meanings specified below:

Development	Preparation of a mineral deposit for commercial production, including installation of plant and machinery and the construction of all related facilities. The development of a mineral deposit can only be made after a commercially viable mineral deposit, a reserve, has been appropriately evaluated as economically and legally feasible.

Diamond drill	A type of rotary drill in which the cutting is done by abrasion rather than percussion. The cutting bit is set with diamonds and is attached to the end of long hollow rods through which water is pumped to the cutting face. The drill cuts a core of rock, which is recovered in long cylindrical sections an inch or more in diameter.

Exploration	The prospecting, trenching, mapping, sampling, geochemistry, geophysics, diamond drilling and other work involved in searching for mineral bodies.

Geochemistry	Broadly defined as all parts of geology that involve chemical changes or narrowly defined as the distribution of the elements in the earth’s crust; the distribution and migration of the individual elements in the various parts of the earth.

Geology	The science that deals with the history of the earth and its life especially as recorded in the rocks; a chronological account of the events in the earth’s history.

Geophysics	The science of the earth with respect to its structure, components and development.

Mineral	A naturally occurring inorganic element or compound having an orderly internal structure and characteristic chemical composition, crystal form and physical properties.

Mineral Reserve	A mineral reserve is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

Mineralization	Rock containing an undetermined amount of minerals or metals.

Oxide	Mineralized rock in which some of the original minerals, usually sulphide, have been oxidized. Oxidation tends to make the mineral more porous and permits a more complete permeation of cyanide solutions so that minute particles of gold in the interior of the minerals will be more readily dissolved.

Foreign Currency and Exchange Rates

Dollar costs of Cavalier’s property acquisition and planned exploration costs are in Canadian Dollars. For purposes of consistency and to express United States Dollars throughout this report, Canadian Dollars have been converted into United States currency at the rate of US $1.00 being approximately equal to CA $1.16 or CA $1.00 being approximately equal to US $0.87 which is the approximate average exchange rate during recent months and which is consistent with the incorporated financial statements.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE PERIOD ENDING FEBRUARY 28, 2006 SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-QSB.

Overview

We were incorporated in the State of Wyoming on February 11, 2005 as The Cavalier Group and established a fiscal year end of May 31. Our statutory registered agent's office is located at 1620 Central Avenue, Suite 202, Cheyenne, Wyoming 82001 and our business office is located at 5728 - 125A Street, Surrey, British Columbia V3X 3G8. Our telephone number is (604) 597-0028. There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation. We are a start-up, exploration stage company engaged in the search for gold and related minerals. There is no assurance that a commercially viable mineral deposit, a reserve, exists in our claim or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility.

On April 25, 2005, we optioned a mineral property containing a four block mining claim in Ontario, Canada by entering into an Option To Purchase And Royalty Agreement with Larry Noel Gervais, the beneficial owner of the claims, an arms-length Ontario resident, to acquire the claims by making certain expenditures and carrying out certain exploration work on the claims. We can acquire a 100% interest in the claim subject to the expenditure of a total of $120,000 through a two-phase exploration program. In addition, the vendors retain a 3% net smelter royalty. After January 1, 2009 payments of $40,000 per year are to be made as advance royalty to Gervais so long as Cavalier retains an interest in the claim.

Under the terms of the agreement, Gervais granted to Cavalier the sole and exclusive right to acquire 100 percent of the right, title and interest of Gervais in the claims, subject to his receiving annual payments and a royalty, in accordance with the terms of the agreement, as follows:

1.	Cavalier must incur exploration expenditures on the claims of a minimum of $40,000, by October 31, 2006;

2.	Cavalier must incur exploration expenditures on the claims of a further $80,000, for an aggregate minimum exploration expense of $120,000, by October 31, 2007; and

3.	Upon exercise of the option, Cavalier is required to pay to Gervais, commencing January 1, 2009, the sum of $40,000 per annum, as prepayment of the net smelter royalty.

The claims are located approximately 18 miles north of the Eades railway station north of Lake Abitibi which is 100 miles east of Cochrane, Ontario. Access is via muskeg tractor road and a gravel road (Road #643) that extends north to the west boundary of the property.

To date we have not performed any work on the claims nor have we spent any money on research and development activities. Information about the claims was presented to Mr. Williams for review without any contractual obligations.

The claims are unencumbered and there are no competitive conditions which affect the claims. Further, there is no insurance covering the claims. We believe that no insurance is necessary since the claims are unimproved and contain no buildings or improvements.

The names, tenure numbers, date of recording and expiration date of the claims are as follows:

Claim	Tenure	Recording Date	Expiry Date	Size
Name	Number			(acres)
Casa 1	P 3012728	February 02, 2004	February 02, 2007	40
Casa 2	P 3012010	May 26, 2004	May 26, 2007	40
Casa 3	P 3019152	December 07, 2004	December 07, 2007	640
Casa 4	P 3019153	December 07, 2004	December 07, 2007	600

To keep the claims in good standing, such that they do not expire on the date indicated in the preceding, we must begin exploration on or before April 24, 2007 or pay $13,200 to prevent the claims from reverting to the Crown.

Mr. R. S. Middleton, P. Eng., authored the “Report On The Casa Claims Group Property”, dated May 19, 2005, in which he recommended a two-phase exploration program to properly evaluate the potential of the claims. Mr. Middleton is a registered Professional Engineer in good standing in the Association of Professional Engineers of Ontario and the Geological Association of

Canada. He is a graduate of the Michigan Technological University, (B.S., 1968 and M.S., 1969). He has practiced his profession as an exploration geologist for more than 35 years.

There are no parks or developments that would interfere with exploration for or exploitation of any mineral deposits that might be located on the claim. There are no disputes as to title or liens registered on the claim.

Mr. Gervais holds the mining rights to the claims which thereby gives him or his designated agent, the rights to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward. In the event Gervais were to grant another deed which is subsequently registered prior to our deed, the third party would obtain good title and we would have nothing.

Gervais has granted an option to Cavalier to allow us to explore, mine and recover any minerals on the claims. As with the preceding, if Gervais were to grant an option to another party, that party would be able to enter the claims, carry out certain work commitments and earn right and title to the claims; we would have little recourse as we would be harmed, would not own any claims and would have to cease operations. However, in either event, Mr. Gervais would be liable to us for monetary damages for breach of the agreement. The extent of that liability would be for our out of pocket costs for expenditures on the claims, if any, in addition to any lost opportunity costs if the claims proved to be of value in the future. The agreement does not specifically reference these risks or the recourse. Although we would have recourse against Gervais in the situations described, there is a question as to whether that recourse would have specific value.

Under Ontario law, if the ownership of the claims were to be passed to us and the deed of ownership were to be recorded in our name, we would have to pay a minimum of $4,000 and file other documents since we are a foreign company in Canada. We would also be required to form an Ontario company which would necessitate a board of directors, a majority of which would have to be Ontario residents, and obtain audited financial statements for that company. We have decided that if gold is discovered on the claims and it appears that it might be economical to remove the gold , we will record the deed of ownership, pay the additional tax and file as a foreign company or establish a corporate subsidiary in Ontario. The decision to record or not record is ours solely.

Geology

The area is part of the Casa Berardi Berntbush portion of the Abitibi Greenstone Belt. The rocks in the claim area are ancient in nature, generally associated with the oldest Precambrian era and are mainly comprised of iron rock forming silicas. The claim block is situated in a regional iron formation and, therefore, a favourable base metal and precious metal host rock series may exist on the property. These factors merely indicate the possibility of gold being found on the Casa claim group. However, until exploration work is completed it should be assumed that there is no gold on the property.

The principle exploration effort in the past 25 years has been base metal exploration using electromagnetic methods for outlining conductors. Gold analysis was not routinely done during these base metal programs, and, as a result, the gold potential for the area was not assessed. The claims present additional challenges for exploration as the area is covered by significant deposits of overburden and there are no significant outcroppings. Therefore, the property has not been subject to previous gold exploration activities.

History

No previous work has been performed on the property.

Our Proposed Exploration Program – Plan of Operation

Our business plan is to proceed with the initial exploration of the Casa claims to determine if there are commercially exploitable deposits of gold and silver. Mr. R. S. Middleton, P. Eng., authored the “Report On The Casa Claims Group Property”, dated May 19, 2005, in which he recommended a two-phase exploration program to properly evaluate the potential of the claims. We must conduct exploration to determine if gold exists on our properties and if any gold which is found can be economically extracted and profitably processed.

Mr. Middleton is a registered Professional Engineer in good standing in the Association of Professional Engineers of Ontario and the Geological Association of Canada. He is a graduate of the Michigan Technological University, (B.S., 1968 and M.S., 1969). He has practiced his profession as an exploration geologist for more than 35 years.

We do not claim to have any ores or reserves whatsoever at this time on our optioned claims.

We anticipate that phase I of the recommended geological exploration program will cost $40,000 based on the report and is a reflection of local costs for the specified type of work. We had $10,522 in cash reserves as of November 30, 2005. Accordingly, we will not be able to proceed with the exploration program without additional financing.

It is our intention to retain the services of Mr. Middleton prior to commencement of work on the claims to complete the first phase of the work program. It is our intention to carry out the work in 2006, predicated on completion of the offering described in this document. We will assess the results of this program upon receipt of Mr. Middleton’s report. The cost estimates for this and other phases of the work program are based on Mr. Middleton’s recommendations and reflect local costs for this type of work.

Our business plan is to proceed with initial exploration of the claims to determine if there are commercially exploitable deposits of gold. We plan a two-phase exploration program to properly evaluate the potential of the claims. We must conduct exploration to determine if gold exists on our claims and if any which is found can be economically extracted and profitably processed. Initially, we will run a grid over the entire property and review maps of the results of past geological and geochemical programs correlating all past information to our grid; then we will complete a diamond drilling program to evaluate certain specific targets previously identified.

The laying out of a grid and line cutting involves the physical cutting of the underbrush and overlay to establish an actual grid on the ground whereby items can be related one to another more easily and with greater accuracy. When we map, we essentially generate a drawing of the physical features of the land we are interested in as well as a depiction of what may have been found in relation to the boundaries of the property. So we will actually draw a scale map of the area and make notes on it as to the location where anything was found that was of interest or not.

Geophysical surveying involves the measurement of various physical properties of the rocks at the site as well as interpreting that information in terms of the structure and nature of the rock. The geologist will take different surface and airborne measurements of the various physical properties of the rocks and interpret the results in terms of what we are seeking. These methods include magnetic, electrical and seismic measurements. Our engineers will then interpret all the data obtained, plot it on the map we have generated and provide their best estimate of the chances of finding gold and what additional efforts we must undertake in a follow-up phase.

Previously run magnetometer and VLF-EM, very low frequency electromagnetic surveys, will be used as an aid to mapping and structural interpretation and may assist in locating gold and serve to assist in the delineation of the various physical properties of the rock which can be used as pointers towards whether gold may be present or not. Anomalies will be evaluated closely and diamond drilled to help in determining their economic potential.

We plan for approximately 1,000 feet of diamond drilling in the first phase which is an essential component of exploration and aids in the delineation and definition of any deposits. The geophysical work gives a general understanding of the location and extent of at depths that are unreachable by surface excavations and provides a target for more extensive trenching and core drilling.

Phase 1 will begin by establishing a base line grid with 25-meter stations and cross lines run every 50 meters for 100 meters each side of the baseline. We will then relate previous ground and airborne electromagnetic surveys over the grid followed by approximately 1,000 feet of diamond drilling over selected target areas based on the results of previous exploration which will be coordinated with the results of the EM surveys. Diamond drilled samples will be tested for traces of gold, silver, lead, copper, zinc, iron and other metals; however, our primary focus is the search for gold and silver. We will then compare the relative concentrations of gold, silver, lead and other indicator metals in samples so the results from different samples can be compared in a more precise manner and plotted on a map to evaluate their significance. We expect the costs of the geophysical work and diamond drilling to total approximately $40,000.

These surveys and drilling may require up to three weeks for the base work and an additional three months for analysis, evaluation of the results of the work and the preparation of a report on the work accomplished and will bear an estimated total cost of $40,000 based on the report which is a reflection of local costs for the specified type of work. This cost is made up of wages and fees, grid materials (pickets, paint, flagging etc.), diamond drilling, geological and geochemical supplies, assaying, camp equipment and operation costs. It is our intention to carry the work out in 2006, predicated on completion of the offering described in this document.

If we are unable to sell the minimum number of the securities under this offering, we would be required to suspend Cavalier’s business plans. We have not entered into any arrangements with creditors for unpaid expenses incurred in undertaking this offering.

Phase II will not be carried out until 2007 and will be contingent upon favourable results from phase I and any specific recommendations of Mr. Middleton. It will be directed towards an expansion of the diamond drilling. The second phase may require up to three weeks work and will cost approximately $80,000 comprised of wages, fees, camp, diamond drilling, assays and related. The cost estimate is also based on the report and is a reflection of local costs for the specified type of work. A further three months may be required for analysis and the preparation of a report and evaluation on the work accomplished.

There is no power available on the property or within a reasonable distance from the property. All contract work will involve bringing to the site portable power generation units.

Although it may appear that phase II merely continues phase I, such is not entirely the case. The work is phased in such a manner as to allow decision points to ensure that future work has a value and will provide better or additional information as to the viability of the claims. By utilizing a multi-phase work program, at the end of each phase a decision can be made as to whether the phase has provided the necessary information to increase the viability of the project. If the information obtained as a result of any phase indicates that there is no increased probability of finding an economically viable deposit at the end of the project, a determination would be made that the work should cease at that point. This is a standard procedure in the industry prior to the commitment of additional funding to move a project forward to the next phase of exploration and/or development.

Employees

Initially, we intend to use the services of subcontractors for manual labour exploration work on our claims and an engineer or geologist to manage the exploration program. Our only employees will be Gerald W. Williams and Roy D. West our senior officer and directors.

At present, we have no employees, other than Mr. Williams, our senior officer and director. Neither Mr. Williams nor Mr. West has an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to employees.

We intend to hire geologists, engineers and excavation subcontractors on an as needed basis. We have not entered into negotiations or contracts with any of them although it is our intention to retain Mr. Middleton as senior geological consultant. We do not intend to initiate negotiations or hire anyone until we receive proceeds from our offering.

Offices

Our offices are located at 5728 - 125A Street, Surrey, B.C. Canada V3X 3G8. Currently, these facilities are provided to us by Gerald W. Williams, a director and our President, without charge, but such arrangement may be cancelled at anytime without notice. As our business activities continue, we anticipate that we will be required to pay a pro rata share of the rent incurred for the facilities that we occupy. Specific direct expenses incurred such as telephone and secretarial services are charged back to Cavalier at cost on a quarterly basis.

Risks

At present we do not know whether or not the claims contain commercially exploitable reserves of gold or any other valuable mineral. Additionally, the proposed expenditures to be made by us in the exploration of the claim may not result in the discovery of commercial quantities of ore. Problems such as unusual or unexpected formations and other unanticipated conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

If we complete our SB-2 offering by the required completion date of mid July, 2006 we will have sufficient financial resources to complete the first phase of our proposed exploration plan. However, in order to complete future phases of our proposed exploration program we will need to raise additional funding. Even if the first phase of our exploration program is deemed to be successful there is no guarantee that we will be able to raise any additional capital in order to finance the second or third phases. Should we be unable to raise additional funding to complete the second and third phases of our exploration plan, we would have to cease operations.

Finally, even if our exploration program is successful we may not be able to obtain commercial production. If our exploration is successful and commercial quantities of ore are discovered we will require a significant amount of additional funds to place the claim into commercial production. Should we be unable to raise the additional funds required, we would be unable to see the claim evolve into an operating mine and would have to cease operations.

Results of Operations

Cavalier was incorporated on February 11, 2005; comparative periods for the nine months ended February 28, 2006, and February 11, 2005 (inception) through February 28, 2006 are presented in the following discussion.

Since inception, we have used our common stock to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities (less offering costs) from inception on February 11, 2005 to February 28, 2006 was $28,000 as a result of proceeds received from sales of our common stock.

The Corporation did not generate any revenues from operations for the quarter ended February 28, 2006. To date, we have not generated any revenues from our mineral exploration business.

REVENUES

REVENUE – Gross revenue for the quarter ended February 28, 2006 was $0 ($0 for the quarter ended February 28, 2005 and $0 for the period from inception to February 28, 2006). For the nine month periods ended February 28, 2006 and the part month period ended February 28, 2005, the comparative numbers were $0 and $0.

COMMON STOCK – Since inception, we have used our common stock to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities during the quarter ended February 28, 2006 was $0 as compared to $4,000 for the part month ended February 28, 2005 and $28,000 received for the period from inception on February 11, 2005 through to and including February 28, 2006. No shares were issued in the most recent quarter and no options or warrants were issued to issue shares at a later date.

EXPENSES

SUMMARY – Total expenses were $4,110 in the quarter ended February 28, 2006 compared to $0 in the previous quarter ended February 28, 2005 as the result of the commencement of Cavalier’s business plan which was purely conceptual at this period last year. For the nine month period ended February 28, 2006 and the partial month of February 28, 2005, the comparative numbers were $13,742 and $0. A total of $18,748 in expenses has been incurred since inception on February 11, 2005 through February 28, 2006. The costs can be subdivided into the following categories.

CONTRIBUTED EXPENSES: $350 in contributed expenses (for contributed rent and administrative costs) were incurred for the quarter ended February 28, 2006 as compared to $0 for the month ended February 28, 2005 while a total of $1,400 was incurred in the period from inception on February 11, 2005 to February 28, 2006. For the nine month period ended February

28, 2006 and the month of February 28, 2005, the comparative numbers were $1,050 and $0 respectively. Contributed costs are expected to run reasonably consistent from period to period in the future. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

PROFESSIONAL FEES: Cavalier incurred $800 in professional fees for the quarter ended on February 28, 2006 as compared to $0 for the month of February, 2005. For the nine month period ended February 28, 2006 and the month of February, 2005, the comparative numbers were $2,850 and $0. From inception to February 28, 2006, we have incurred a total of $5,850 in professional fees mainly spent on legal and accounting matters. This cost category will have frequent swings in spending depending on the legal and accounting activities of the Corporation.

COMPENSATION: No compensation costs were incurred for the quarter ended February 28, 2006 and no direct compensation costs have been incurred since inception.

OFFICE EXPENSES: $1,237 in office costs were incurred in the most recent quarter which ended on February 28, 2006. By comparison, $0 was incurred for the month of February in the previous fiscal year. Costs were higher for the current year as we entered the first stage of our exploration program whereas in the previous year Cavalier had not commenced operations. For the nine month period ended February 28, 2006 and the month of February, 2005, the comparative numbers were $3,359 and $0 respectively. For the period February 11, 2005 (inception) through February 28, 2006 a total of $4,055 has been spent on office related expenses.

TRAVEL EXPENSES: $143 in travel costs were incurred in the most recent quarter which ended on February 28, 2006. By comparison, $0 was incurred for month of February, 2005 in the previous fiscal year. For the nine month period ended February 28, 2006 and one month ended February 28, 2005, the comparative numbers were $499 and $0. For the period February 11, 2005 (inception) through February 28, 2006 a total of $1,059 has been spent on travel expenses.

BUSINESS PROMOTION & PUBLIC RELATIONS EXPENSES: $743 in business promotion and public relations costs were incurred in the most recent quarter which ended on February 28, 2006. By comparison, $0 was incurred for the one month period in the previous fiscal year. For the nine month period ended February 28, 2006 and one month ended February 28, 2005, the comparative numbers were $1,912 and $0. For the period February 11, 2005 (inception) through February 28, 2006 a total of $1,912 has been spent on business, promotion and related expenses.

INCORPORATION OR ORGANIZATION EXPENSES: $0 in incorporation costs were incurred in the most recent quarter and nine-month period which ended on February 28, 2006. By comparison, $0 was incurred for the similar period in the previous fiscal year. For the period February 11, 2005 (inception) through February 28, 2006 a total of $250 has been spent on incorporation costs related to establishing our business.

OTHER GENERAL AND ADMINISTRATIVE COSTS: $837 other costs were incurred in the current quarter under review while $0 was incurred for the month ended February 28, 2005. For the nine month period ended February 28, 2006 and one month ended February 28, 2005, the comparative numbers were $4,072 and $0 respectively. For the period February 11, 2005 (inception) through February 28, 2006, Cavalier has spent a total of $4,222 on other or miscellaneous expenses.

MINERAL EXPLORATION AND FILING FEES: $0 in mineral exploration and related filing costs were incurred in the current quarter under review while $0 was incurred for the month ended February 28, 2005. For the nine month periods ended February 28, 2006 and one month ended February 28, 2005, the comparative numbers were $0 and $0 respectively. For the period February 11, 2005 (inception) through February 28, 2006, Cavalier has spent a total of $0 on mineral exploration and filing fees in exploring its optioned mineral property.

NET CASH USED IN OPERATING ACTIVITIES: For the nine month period ended on February 28, 2006, $19,692 in net cash was used as compared to $0 having been used in the one month period ended February 28, 2005. The increase in the current period under discussion is largely due to the higher costs associated with the filing of the Corporation’s Form SB-2 registration statement last year and the relatively high legal, accounting and professional costs and exploration expenses incurred in the current filing period. A total of $21,348 in net cash has been used for the period from Inception on February 11, 2005 to February 28, 2006.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2006 or from the date of inception.

During the current quarter under review, Cavalier did not sell any shares of its common stock. As of the date of this report Cavalier has 6,400,000 common shares issued and outstanding.

Cavalier continues to carefully control its expenses and overall costs as it moves forward with the development of its business plan. Cavalier does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements, including for legal, accounting and technical consultants.

Plan of Operation

Cavalier believes we can satisfy our cash requirements for the current fiscal year end of May 31, 2006, only by completing its SB-2 offering, raising additional capital through private placements, equity financing, loans or the like. As of February 28, 2006, we had $11,771 in unallocated working capital.

For the balance of the current fiscal year to May 31, 2006 we will concentrate our efforts on the completion of our SB-2 offering of a minimum of 1,000,000 and a maximum of 2,000,000 common shares at a price of $0.05 per share. Following industry trends and demands, we are also considering the acquisition of other properties of merit. In either situation, a new public offering might be needed and completed during a subsequent period.

It is our current intention to proceed to phase I of our exploration program in the Fall of 2006 at an estimated cost of $40,000, based on the recommendations of Mr. Middleton’s report, which costs are a reflection of local costs for the type of work program planned. We will proceed to phase II only if we are also successful in being able to secure the capital funding required to complete phase II and if phase I has proven to be successful. Similarly, if phase II is not successful, we will terminate the option on the claim and cease operations of the business.

If it turns out that we have not raised enough money to complete our secondary exploration program, we will try to raise the funds from a second public offering, a private placement, loans or the establishment of a joint venture whereby a third party would pay the costs associated with phase II and we would retain a carried interest. At the present time, we have not made any plans to raise additional funds and there is no assurance that we would be able to raise money in the future. If we need additional money and can't raise it, we will have to suspend operations.

We do not expect any changes or more hiring of employees since contracts are given on an as needed basis to consultants and sub-contractor specialists in specific fields of expertise for the exploration works.

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2005 –2006. Management projects that we may require a total of $100,000 to $200,000 to fund our ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$35,000
Phase I exploration program	40,000
Phase II exploration program	80,000
Working Capital	45,000
Total	$200,000

As at February 28, 2006, we had a working capital surplus of $10,771. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended May 31, 2005, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further financing. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. We are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due.

Liquidity and Capital Resources

As of end of the last quarter on February 28, 2006, we have yet to generate any revenues from our business operations.

Since inception, we have used our common stock to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities from inception on February 11, 2005 to February 28, 2006 was $28,000 as a result of gross proceeds received from sales of our common stock (less offering costs). We issued 4,000,000 shares of common stock through a Section 4(2) offering in February, 2005 for cash consideration of $4,000. We issued 2,400,000 shares of common stock through a Regulation S offering in April, 2005 for cash consideration of $24,000 to a total of 10 placees.

As of February 28, 2006, our total assets which consist entirely of cash and prepaid expenses amounted to $11,771 and our total liabilities were $1,000. Working capital stood at $10,771.

For the quarter ended February 28, 2006, the net loss was $4,110 ($0.0006 per share). The loss per share was based on a weighted average of 6,400,000 common shares outstanding. For the same period ended February 28, 2005, the corresponding number was a loss of $0 ($0.00) based on 4,000,000 shares outstanding.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended February 28, 2006. Inflation is moderately higher than it was during 2005 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

Item 3. Controls and Procedures

The registrant's certifying officers are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and the Corporation’s Chief Executive Officer and Chief Financial Officer have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of our disclosure controls and procedures as of the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

There have been no changes in the our internal controls or in other factors that could affect these controls including any corrective actions with regard to deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation is and has not been party to any legal proceedings in the preceeding quarter.

Item 2. Changes in Securities

Cavalier had 6,400,000 shares of common stock issued and outstanding as of April 10, 2006. Of these shares, approximately 4,000,000 shares are held by an affiliate of the Corporation; some of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended (the “Securities Act”).

In general, under Rule 144, a person who has beneficially owned shares privately acquired directly or indirectly from us or from one of our affiliates, for at least one year, or who is an affiliate, is entitled to sell, within any three-month period, a number of shares that do not exceed the greater of 1% of the then outstanding shares or the average weekly trading volume in our shares during the four calendar weeks immediately preceding such sale. Sales under Rule 144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about us. A person who is not deemed to have been an affiliate at any time during the 90 days preceding the sale, and who has beneficially owned restricted shares for at least two years, is entitled to sell all such shares under Rule 144 without regard to the volume limitations, current public information requirements, manner of sale provisions or notice requirements.

The issuances discussed under this section are exempted from registration under Rule 903 of Regulation S of the Securities Act (“Reg. S”) or Section 4(2) of the Securities Act (“Section 4(2)”), as provided. All purchasers of our securities acquired the shares for investment purposes only and all stock certificates reflect the appropriate legends as appropriate. No underwriters were involved in connection with the sale of securities referred to in this report.

Item 4. Submission of Matters to a Vote of Security Holders

No matter has been submitted to a vote of security holders during the preceeding quarter.

Item 5. Other Information

Use of Proceeds

Net cash provided by financing activities from inception on February 11, 2005 to February 28, 2006 was $28,000 as a result of proceeds received from sales of our common stock. During that same period, the following table indicates how the proceeds have been spent to date:

Professional Fees	5,850
Office Expenses	4,055
Mineral Exploration and Filing Fees	0
Organizational Costs	250
Travel	1,059
Business Promotion	1,912
Other Costs	4,222
Total Use of Proceeds to February 28, 2006	$17,348

Common Stock

During the nine - month period ended February 28, 2006, no shares of common stock were issued. As of February 28, 2006, there were 6,400,000 shares issued and outstanding and as of April 10, 2006 there were 6,400,000 shares outstanding.

Options

No options were granted during the six-month period ending February 28, 2006.

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K filed during the quarter ended February 28, 2006: NONE

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The following Exhibits are filed as part of this report pursuant to Item 601 of Regulation K. All Exhibits have been previously filed unless otherwise noted.

Exhibit No.	Document Description
3.1	Articles of Incorporation
3.2	Bylaws of The Cavalier Group
10.1	Option To Purchase And Royalty Agreement

Incorporated by reference to SB-2 Registration Statement filed on July 28, 2005

Description of Exhibits Incorporated by Reference

Exhibit 3.1
Articles of Incorporation of The Cavalier Group dated February 11, 2005.

Exhibit 3.2
Bylaws of The Cavalier Group dated February 25, 2005.

Exhibit 10.1
Option To Purchase And Royalty Agreement between The Cavalier Group and Larry Gervais of Timmins, Ontario, dated April 25, 2005 to acquire a 100% interest in the Casa Claim Block, Porcupine Mining Division, Ontario.

* Incorporated by reference to SB-2 Registration Statement filed on July 28, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Cavalier Group
(Registrant)

Date: April 13, 2006

BY:	/s/ “Gerald W. Williams”

Gerald W. Williams, President, Chief Executive Officer, Principal Executive
Officer, Secretary, Treasurer, Chief Financial Officer,
Principal Financial Officer and a Member of the Board of
Directors

BY:	/s/ “Roy D. West”

Roy D. West, Member of the Board of Directors