Form 10QSB
period 2006-08-31
Cavalier Group
filed 2006-10-16
CIK 1333878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended AUGUST 31, 2006

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to ______________

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
Yes [X] No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act)
Yes [   ] No [X]

Indicate by check mark whether the registrant is a shell corporation (as defined in Rule 12b-2 of the Exchange Act)
Yes [   ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,490,000 shares of Common Stock as of October 13, 2006.

Transitional Small Business Format. Yes [   ] No [X]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE CAVALIER GROUP
(An Exploration Stage Company)
Condensed Balance Sheet
(Unaudited)
August 31, 2006

Assets
Current assets:
Cash	$48,704
$48,704

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$4,578
Total current liabilities	4,578

Shareholders’ equity (Notes 2 and 5):
Common stock, $.001 par value; 200,000,000 shares authorized,
7,490,000 shares issued and outstanding	7,490
Additional paid-in capital	71,810
Accumulated deficit	(35,301)
Cumulative translation adjustment	127
Total shareholders’ equity	44,126
$48,704

See accompanying notes to condensed financial statements

THE CAVALIER GROUP
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)

			February 11, 2005
			(Inception)
	Three Months ended		Through
	August 31,		August 31,
Expenses:	2006	2005	2006
Contributed rent (Note 2)	$—	$300	$1,400
Contributed administrative support (Note 2)	50	50	400
Professional fees	3,930	1,000	12,830
Travel and meals	469	356	3,913
Office	1,958	1,106	7,732
Rent	600	—	600
Organization costs	—	—	250
Bank Charges	52	127	372
Licenses, permits, filing fees	—	1,303	4,295
Public relations	1,597	522	3,509
Total expenses	8,656	4,764	35,301

Loss before income taxes	(8,656)	(4,764)	(35,301)

Income tax provision (Note 4)	—	—	—

Net loss	$(8,656)	$(4,764)	$(35,301)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	6,945,000	6,400,000

See accompanying notes to condensed financial statements

THE CAVALIER GROUP
(An Exploration Stage Company)
Condensed Statement of Changes in Shareholders' Equity
(Unaudited)

					Cumulative
					Translation
					Adjustment
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Par Value	Capital	Deficit	Income	Total
Balance at May 31, 2006	6,400,000	$6,400	$23,350	$(26,645)	$152	$3,257

July 2006, common stopck sold in public
offering, less $5,000 of offering costs
($.05/share) (Note 5)	1,090,000	1,090	48,410	—	—	49,500
Administrative support contributed by
an officer (Note 2)	—	—	50	—	—	50
Comprehensive loss:
Net loss, period ended
August 31, 2006	—	—	—	(8,656)	—	(8,656)
Cumulative translation adjustment	—	—	—	—	(25)	(25)
Comprehensive loss	—	—	—	—	—	(8,681)

Balance at August 31, 2006	7,490,000	$7,490	$71,810	$(35,301)	$127	$44,126

See accompanying notes to condensed financial statements

THE CAVALIER GROUP
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			February 11, 2005
			(Inception)
	Three Months Ended		Through
	August 31,		August 31,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$(8,656)	$(4,764)	(35,301)
Adjustments to reconcile net loss to net cash
used in operating activities:
Office space and administrative support
contributed by an officer (Note 2)	50	350	1,800
Changes in operating assets and liabilities:
Deferred offering costs	5,000	(5,000)	—
Accrued liabilities	(2,004)	(2,000)	4,578
Net cash used in
operating activities	(5,610)	(11,414)	(28,923)

Cash flows from financing activities:
Proceeds from the sale of common stock	54,500	—	82,500
Offering costs	(5,000)	—	(5,000)
Net cash provided by
financing activities	49,500	—	77,500

Net change in cash	43,890	(11,414)	48,577

Effect of exchange rate changes on cash	(25)	147	127

Cash, beginning of period	4,839	26,344	—

Cash, end of period	$48,704	$15,077	48,704

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	—
Interest	$—	$—	—

See accompanying notes to condensed financial statements

THE CAVALIER GROUP
(An Exploration Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the period ended May 31, 2006 as filed in its Form 10-KSB and should be read in conjunction with the notes thereto. The Company is in the exploration stage in accordance with Industry Guide 7. On April 25, 2005, the Company entered into an option agreement to acquire 100 percent of the right, title and interest in a mineral claim located in northeast Ontario, Canada. (see Note 3).

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

NOTE 2: RELATED PARTY TRANSACTIONS

The Company’s president contributed office space to the Company through May 31, 2006. The office space was valued at $100 per month based on the market rate in the local area and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.

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

A.	Make option exploration expenditures as follows:

	Exploration
	Expenditures	Due Date
CDN	$50,000.00	October 31, 2006
CDN	100,000.00	October 31, 2007
	$150,000.00

B.	Make annual payments of CDN$50,000, commencing January 1, 2009, as long as the Company held any interest in the claim.

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

NOTE 5: SHAREHOLDERS’ EQUITY

The Company filed a Form SB-2 registration statement with the SEC on July 29, 2005 to offer up to 2,000,000 shares of the Company’s common stock at a price of $0.05 per share. The registration statement became effective on January 31, 2006. During July 2006, the Company sold 1,090,000 common shares pursuant to the registration statement for net proceeds of $49,500, after deducting $5,000 of offering costs.

Between April 2005 and May 2005, the Company offered for sale 3,000,000 shares at of its common stock at a price of $0.01 per share. The Company closed the offering after selling 2,400,000 shares for gross proceeds of $24,000. The offering was made in reliance on an exemption from registration of a trade in the United States under Rule 903 of Regulation S of the United States Securities Act of 1933, as amended.

THE CAVALIER GROUP
(An Exploration Stage Company)
Balance Sheet
May 31, 2006

Assets
Current assets:
Cash	$4,839
Deferred offering costs	5,000
$9,839

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,782
Accrued liabilities	3,800
Total current liabilities	6,582

Shareholders’ equity (Note 2):
Common stock, $.001 par value; 200,000,000 shares authorized,
6,400,000 shares issued and outstanding	6,400
Additional paid-in capital	23,350
Accumulated deficit	(26,645)
Cumulative translation adjustment	152
Total shareholders’ equity	3,257
$9,839

See accompanying notes to financial statements

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

Foreign Currency and Exchange Rates

Dollar costs of Cavalier’s property acquisition and planned exploration costs are in Canadian Dollars. For purposes of consistency and to express United States Dollars throughout this report, Canadian Dollars have been converted into United States currency at the rate of US $1.00 being approximately equal to CA $1.12 or CA $1.00 being approximately equal to US $0.88 which is the approximate average exchange rate during recent months and which is consistent with the incorporated financial statements.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE PERIOD ENDING AUGUST 31, 2006 SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-QSB.

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

To date we have not performed any work on the claims nor have we spent any money on research and development activities. Information about the claims was presented to Mr. Williams for review without any contractual obligations. A work crew is currently on the property and have commenced work on the first phase of the exploration program

The claims are unencumbered and there are no competitive conditions which affect the claims. Further, there is no insurance covering the claims. We believe that no insurance is necessary since the claims are unimproved and contain no buildings or improvements.

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

Mr. R. S. Middleton, P. Eng., authored the “Report On The Casa Claims Group Property”, dated May 19, 2005, in which he recommended a two-phase exploration program to properly evaluate the potential of the claims; he is currently on site with a crew and has commenced the first phase of the exploration program. Mr. Middleton is a registered Professional Engineer in good standing in the Association of Professional Engineers of Ontario and the Geological Association of

Canada. He is a graduate of the Michigan Technological University, (B.S., 1968 and M.S., 1969). He has practiced his profession as an exploration geologist for more than 35 years.

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

Our Proposed Exploration Program – Plan of Operation

Our business plan is to proceed with the initial exploration of the Casa claims to determine if there are commercially exploitable deposits of gold and silver. Mr. R. S. Middleton, P. Eng., authored the “Report On The Casa Claims Group Property”, dated May 19, 2005, in which he recommended a two-phase exploration program to properly evaluate the potential of the claims. We must conduct exploration to determine if gold exists on our properties and if any gold which is found can be economically extracted and profitably processed. The first phase work program has commenced and Mr. Middleton is currently on site with a work crew to phase I; we do not expect results or to receive a report on the work for approximately five months.

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

We anticipate that phase I of the recommended geological exploration program will cost $40,000 based on the report and is a reflection of local costs for the specified type of work. We had $48,704 in cash reserves as of August 31, 2006.

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

We plan for approximately 1,000 feet of diamond drilling in phase I which is a component of exploration and aids in the delineation and definition of any deposits. The geophysical work gives a general understanding of the location and extent of at depths that are unreachable by surface excavations and provides a target for more extensive trenching and core drilling.

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

These surveys and drilling may require up to three weeks for the base work and an additional four months for analysis, evaluation of the results of the work and the preparation of a report on the work accomplished and will bear an estimated total cost of $40,000. This cost is made up of wages and fees, grid materials (pickets, paint, flagging etc.), diamond drilling, geological and geochemical supplies, assaying, camp equipment and operation costs. It is our intention to carry the work out in 2006, predicated on completion of the offering described in this document.

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

We have sufficient financial resources to complete the first phase of our proposed exploration plan. However, in order to complete future phases of our proposed exploration program we will need to raise additional funding. Even if the first phase of our exploration program is deemed to be successful there is no guarantee that we will be able to raise any additional capital in order to finance the second or third phases. Should we be unable to raise additional funding to complete the second and third phases of our exploration plan, we would have to cease operations.

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

Results of Operations

Cavalier was incorporated on February 11, 2005; comparative periods for the nine months ended August 31, 2006, and February 11, 2005 (inception) through August 31, 2006 are presented in the following discussion.

Since inception, we have used our common stock to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities (less offering costs) from inception on February 11, 2005 to August 31, 2006 was $77,500 as a result of proceeds received from sales of our common stock.

The Corporation did not generate any revenues from operations for the quarter ended August 31, 2006. To date, we have not generated any revenues from our mineral exploration business.

REVENUES

REVENUE – Gross revenue for the quarter ended August 31, 2006 was $0 ($0 for the quarter ended August 31, 2005 and $0 for the period from inception to August 31, 2006). For the nine month periods ended August 31, 2006 and the part month period ended August 31, 2005, the comparative numbers were $0 and $0.

COMMON STOCK – Since inception, we have used our common stock to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities during the quarter ended August 31, 2006 was $49,500 compared to $0 for the quarter ended August 31, 2005 and $77,500 received for the period from inception on February 11, 2005 through to and including August 31, 2006. 1,090,000 common shares were issued at a price of $0.05 per share during the past quarter pursuant to our SB-2 registration statement whereby a minimum of 1,000,000 shares were being offered for sale. The offering closed on July 31, 2006. No options or warrants were issued to issue shares at a later date in the most recent quarter.

EXPENSES

SUMMARY – Total expenses were $8,656 in the quarter ended August 31, 2006 compared to $4,764 in the previous quarter ended August 31, 2005 as the result of the commencement of Cavalier’s business plan which was largely conceptual at this period last year. A total of $35,501 in expenses has been incurred since inception on February 11, 2005 through August 31, 2006. The costs can be subdivided into the following categories.

CONTRIBUTED EXPENSES: $50 in contributed expenses (for contributed administrative costs) were incurred for the quarter ended August 31, 2006 as compared to $50 for the period ended August 31, 2005 while a total of $1,800 was incurred in the period from inception on February 11, 2005 to August 31, 2006. The previous period and inception to date figures include contributed rent ($300 and $1,400 respectively) which was provided by an officer until May 31, 2006. Effective June 01, 2006, we are paying our share of the rent of our premises. Contributed support costs are expected to run reasonably consistent from period to period in the future. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

PROFESSIONAL FEES: Cavalier incurred $3,930 in professional fees for the quarter ended on August 31, 2006 as compared to $1,000 for the quarter ended August 31, 2005. From inception to February 11, 2005, we have incurred a total of $12,830 in professional fees mainly spent on legal and accounting matters. This cost category will have frequent swings in spending depending on the legal and accounting activities of the Corporation.

COMPENSATION: No compensation costs were incurred for the quarter ended August 31, 2006 and no direct compensation costs have been incurred since inception.

OFFICE EXPENSES: $1,958 in office costs were incurred in the most recent quarter which ended on August 31, 2006. By comparison, $1,106 was incurred for the quarter ended August 31, 2005. Costs were higher for the current year as we entered the first stage of our exploration program whereas in the previous year Cavalier had not commenced operations. For the period February 11, 2005 (inception) through August 31, 2006 a total of $7,732 has been spent on office related expenses.

TRAVEL AND MEAL EXPENSES: $469 in travel and meal costs were incurred in the most recent quarter which ended on August 31, 2006. By comparison, $356 was incurred for the quarter ended August 31, 2005. For the period February 11, 2005 (inception) through August 31, 2006 a total of $3,913 has been spent on travel and meal expenses.

BUSINESS PROMOTION & PUBLIC RELATIONS EXPENSES: $1,597 in business promotion and public relations costs were incurred in the most recent quarter which ended on August 31, 2006. By comparison, $522 was incurred for the quarter ended August 31, 2005. For the period February 11, 2005 (inception) through August 31, 2006 a total of $3,509 has been spent on business, promotion and related expenses.

INCORPORATION OR ORGANIZATION EXPENSES: $0 in incorporation costs were incurred in the most recent quarter and nine-month period which ended on August 31, 2006. By comparison, $0 was incurred for the similar period in the previous fiscal year. For the period February 11, 2005 (inception) through August 31, 2006 a total of $250 has been spent on incorporation costs related to establishing our business.

OTHER GENERAL AND ADMINISTRATIVE COSTS: $52 in other costs were incurred in the current quarter under review while $127 was incurred for the quarter ended August 31, 2005. For the period February 11, 2005 (inception) through August 31, 2006, Cavalier has spent a total of $372 on other or miscellaneous expenses.

LICENCES, PERMITS AND FILING FEES: $0 in licences, permits and filing costs were incurred in the current quarter under review while $1,303 was incurred for the quarter ended August 31, 2005. For the period February 11, 2005 (inception) through August 31, 2006, Cavalier has spent a total of $4,295 on licences, permits and filing fees.

MINERAL EXPLORATION AND FILING FEES: $0 in mineral exploration and related filing costs were incurred in the current quarter under review while $0 was incurred for the month ended August 31, 2005. For the three month periods ended August 31, 2006 and August 31, 2005, the comparative numbers were $0 and $0 respectively. For the period February 11, 2005 (inception) through August 31, 2006, Cavalier has spent a total of $0 on mineral exploration and filing fees in exploring its optioned mineral property.

RENT: $600 in rental expenses were incurred in the current quarter under review while $0 was incurred for the quarter ended August 31, 2005. For the period February 11, 2005 (inception) through August 31, 2006, Cavalier has spent a total of $600 on rental expenses. Until May 31, 2006, rent was provided by an officer and director on the basis of contributed rent which was at no direct cost to Cavalier but which was previously included as part of the contributed expenses category. As of June 01, 2006, we are paying our share of the office rental at a rate of $200 per month which will remain constant for the foreseeable future.

NET CASH USED IN OPERATING ACTIVITIES: For the three month period ended on August 31, 2006, $5,610 in net cash was used as compared to $11,414 having been used in the quarter ended August 31, 2005. The increase in the current period under discussion is largely due to the higher costs associated with the filing of the Corporation’s Form SB-2 registration statement last year and the relatively high legal, accounting and professional costs and exploration expenses incurred in the current filing period. A total of $28,923 in net cash has been used for the period from Inception on February 11, 2005 to August 31, 2006.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2006 or from the date of inception.

During the current quarter under review, Cavalier sold 1,090,000 shares of its common stock at a price of $0.05 pursuant to our SB-2 registration statement offering. As of the date of this report Cavalier has 7,490,000 common shares issued and outstanding.

Cavalier continues to carefully control its expenses and overall costs as it moves forward with the development of its business plan. Cavalier does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements, including for legal, accounting and technical consultants.

Plan of Operation

Cavalier believes we can satisfy our cash requirements for the current fiscal year end of May 31, 2007 with available cash on hand. As of August 31, 2006, we had $48,704 in unallocated working capital.

For the balance of the current fiscal year to May 31, 2007 we will concentrate our efforts on the phase I work program on our optioned mineral property and the evaluation of that work. Following industry trends and demands, we are also considering the acquisition of other properties of merit. In either situation, a new public offering might be needed and completed during a subsequent period.

We have commenced phase I of our exploration program at an estimated cost of $40,000, based on the recommendations of Mr. Middleton’s report, which costs are a reflection of local costs for the type of work program planned. We will proceed to phase II only if we are also successful in being able to secure the capital funding required to complete phase II and if phase I has proven to be successful. Similarly, if phase II is not successful, we will terminate the option on the claim and cease operations of the business.

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

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2006 – 2007. Management projects that we may require a total of $100,000 to $200,000 to fund our ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$35,000
Phase I exploration program	40,000
Phase II exploration program	80,000
Working Capital	45,000
Total	$200,000

As at August 31, 2006, we had a working capital surplus of $44,126. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended May 31, 2006, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Liquidity and Capital Resources

As of end of the last quarter on August 31, 2006, we have yet to generate any revenues from our business operations.

Since inception, we have used our common stock to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities from inception on February 11, 2005 to August 31, 2006 was $77,500 as a result of gross proceeds received from sales of our common stock (less offering costs). We issued 4,000,000 shares of common stock through a Section 4(2) offering in February, 2005 for cash consideration of $4,000. We issued 2,400,000 shares of common stock through a Regulation S offering in April, 2005 for cash consideration of $24,000 to a total of 10 placees. Finally, we issued 1,090,000 shares of common stock through a Regulation SB offering in June and July, 2006 for cash consideration of $54,500 to a total of 42 placees.

As of August 31, 2006, our total assets which consist entirely of cash and prepaid expenses amounted to $48,704 and our total liabilities were $4,578. Working capital stood at $44,126.

For the quarter ended August 31, 2006, the net loss was $8,656 ($0.0012 per share). The loss per share was based on a weighted average of 6,945,000 common shares outstanding. For the same period ended August 31, 2005, the corresponding number was a loss of $4,764 ($0.0007 based on 6,400,000 shares outstanding. The net loss from Inception to August 31, 2006 is $35,301

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended August 31, 2006. Inflation is moderately higher than it was during 2005 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

Item 2. Changes in Securities

Cavalier had 7,490,000 shares of common stock issued and outstanding as of October 13, 2006. Of these shares, approximately 4,000,000 shares are held by an affiliate of the Corporation; some of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended (the “Securities Act”).

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

Item 5. Other Information

Use of Proceeds

Net cash provided by financing activities from inception on February 11, 2005 to August 31, 2006 was $77,500 as a result of proceeds received from sales of our common stock. During that same period, the following table indicates how the proceeds have been spent to date:

Professional Fees	12,830
Office Expenses	7,732
Licenses, Permits and Filing Fees	4,295
Organizational Costs	250
Business Promotion & Public Relations	3,509
Travel and Meals	3,913
Rent	600
Other Costs	372
Total Use of Proceeds to August 31, 2006	$33,501

Common Stock

During the three month period ended August 31, 2006, 1,090,000 shares of common stock were issued at a price of $0.05 per share pursuant to our SB-2 registration statement which became effective on January 31, 2006. As of August 31, 2006, there were 7,490,000 shares issued and outstanding and as of October 13, 2006 there were 7,490,000 shares outstanding.

Options

No options were granted during the three-month period ending August 31, 2006.

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K filed during the quarter ended August 31, 2006: NONE

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

Date: October 13, 2006

BY:             /s/ “Gerald W. Williams”

Gerald W. Williams, President, Chief Executive Officer, Principal Executive
                         Officer, Secretary, Treasurer, Chief Financial Officer,
                         Principal Financial Officer and a Member of the Board of
                         Directors

BY:             /s/ “Roy D. West”

Roy D. West, Member of the Board of Directors