Form 10QSB
period 2006-11-30
Cavalier Group
filed 2007-01-11
CIK 1333878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended NOVEMBER 30, 2006

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

Indicate by check mark whether the registrant is a shell corporation (as defined in Rule 12b-2 of the Exchange Act) Yes [ X ] No [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,490,000 shares of Common Stock as of January 10, 2007.

Transitional Small Business Format. Yes [   ] No [X]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE CAVALIER GROUP
(An Exploration Stage Company)
Condensed Balance Sheet
(Unaudited)
November 30, 2006

Assets
Current assets:
Cash	$38,766
$38,766

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$29,028
Total current liabilities	29,028

Shareholders’ equity (Notes 2 and 5):
Common stock, $.001 par value; 200,000,000 shares authorized,
7,490,000 shares issued and outstanding	7,490
Additional paid-in capital	71,860
Accumulated deficit	(69,634)
Cumulative translation adjustment	22
Total shareholders’ equity	9,738
$38,766

See accompanying notes to condensed financial statements

THE CAVALIER GROUP
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)

					February 11, 2005
					(Inception)
	Three Months ended		Six Months ended		Through
	November 30,		November 30,		November 30,
Expenses:	2006	2005	2006	2005	2006
Contributed rent (Note 2)	$—	$300	$—	$600	$1,400
Contributed administrative support (Note 2)	50	50	100	100	450
Professional fees	800	1,050	4,730	2,050	13,630
Travel and meals	706	—	1,175	356	4,619
Office	4,398	1,016	6,356	2,122	12,130
Rent	600	—	1,200	—	1,200
Organization costs	—	—	—	—	250
Bank Charges	16	17	68	144	388
Licenses, permits, filing fees	100	1,788	100	3,091	4,395
Mineral interest exploration costs	26,458	—	26,458	—	26,458
Public relations	1,205	647	2,802	1,169	4,714
Total expenses	34,333	4,868	42,989	9,632	69,634

Loss before income taxes	(34,333)	(4,868)	(42,989)	(9,632)	(69,634)

Income tax provision (Note 4)	—	—	—	—	—

Net loss	$(34,333)	$(4,868)	(42,989)	(9,632)	$(69,634)

Basic and diluted loss per share	$-0.00	$-0.00	-0.01	-0.00

Basic and diluted weighted average
common shares outstanding	7,490,000	6,400,000	7,178,571	6,400,000

See accompanying notes to condensed financial statements

THE CAVALIER GROUP
(An Exploration Stage Company)
Condensed Statement of Changes in Shareholders' Equity
(Unaudited)

					Cumulative
					Translation
					Adjustment
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Par Value	Capital	Deficit	Income	Total
Balance at May 31, 2006	6,400,000	$6,400	$23,350	$(26,645)	$152	$3,257

July 2006, common stock sold in public
offering, less $5,000 of offering costs
($.05/share) (Note 5)	1,090,000	1,090	48,410	—	—	49,500
Administrative support contributed by
an officer (Note 2)	—	—	100	—	—	100
Comprehensive loss:
Net loss, period ended
November 30, 2006	—	—	—	(42,989)	—	(42,989)
Cumulative translation adjustment	—	—	—	—	(130)	(130)
Comprehensive loss	—	—	—	—	—	(43,119)

Balance at November 30, 2006	7,490,000	$7,490	$71,860	$(69,634)	$22	$9,738

See accompanying notes to condensed financial statements

THE CAVALIER GROUP
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			February 11,
			2005
			(Inception)
	Six Months Ended		Through
	November 30,		November 30,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$(42,989)	$(9,632)	$(69,634)
Adjustments to reconcile net loss to net cash
used in operating activities:
Office space and administrative support
contributed by an officer (Note 2)	100	700	1,850
Changes in operating assets and liabilities:
Deferred offering costs	5,000	(5,000)	—
Accrued liabilities	22,446	(2,000)	29,028
Net cash used in
operating activities	(15,443)	(15,932)	(38,756)

Cash flows from financing activities:
Proceeds from the sale of common stock	54,500	—	82,500
Offering costs	(5,000)	—	(5,000)
Net cash provided by
financing activities	49,500	—	77,500

Net change in cash	34,057	(15,932)	38,744

Effect of exchange rate changes on cash	(130)	110	22

Cash, beginning of period	4,839	26,344	—

Cash, end of period	$38,766	$10,522	$38,766

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

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

NOTE 3: OPTION ON UNPROVEN MINERAL INTERESTS

Casa Claims Option Agreement (formerly referred to as the Mineta Resources Ltd. Option Agreement)

On April 25, 2005, the Company entered into an option agreement to acquire 100 percent of the right, title and interest in a mineral claim located in northeast Ontario, Canada. On November 30, 2006, the parties amended the agreement due to equipment malfunctions encountered during the drilling process.

The parties agreed to revise the exploration costs incurred through October 31, 2006 and 2007 to CDN$30,000 and CDN$120,000, respectively. The original agreement called for exploration costs of CDN$50,000 and CDN$100,000, respectively, as of October 31, 2006 and 2007.

Under the terms of the Option Agreement, the Company is required to:

A.	Make option exploration expenditures as follows:

Exploration
Expenditures			Due Date
CDN	$ 30,000.00	*	October 31, 2006
CDN	120,000.00		October 31, 2007
	$ 150,000.00

	B.	Make annual payments of CDN$50,000, commencing January 1, 2009, as long as the Company held any interest in the claim.

*	During the three months ended November 30, 2006, the Company incurred CDN$30,000 (US$26,458) for exploration expenditures under the option agreement.

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

Foreign Currency and Exchange Rates

Dollar costs of Cavalier’s property acquisition and planned exploration costs are in Canadian Dollars. For purposes of consistency and to express United States Dollars throughout this report, Canadian Dollars have been converted into United States currency at the rate of US $1.00 being approximately equal to CA $1.13 or CA $1.00 being approximately equal to US $0.885 which is the approximate average exchange rate during recent months and which is consistent with the incorporated financial statements.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE PERIOD ENDING NOVEMBER 30, 2006 SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-QSB.

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

On April 25, 2005, we optioned a mineral property containing a four block mining claim in Ontario, Canada by entering into an Option To Purchase And Royalty Agreement with L. Gervais, the beneficial owner of the claims, an arms-length Ontario resident, to acquire the claims by making certain expenditures and carrying out certain exploration work on the claims. We can acquire a 100% interest in the claim subject to the expenditure of a total of $120,000 through a two-phase exploration program. In addition, the vendors retain a 3% net smelter royalty. After January 1, 2009 payments of $40,000 per year are to be made as advance royalty to Gervais so long as Cavalier retains an interest in the claim.

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

On November 30, 2006, the parties amended the agreement due to equipment malfunctions encountered during the drilling process. We agreed to revise the exploration costs incurred through October 31, 2006 and 2007 to $30,000 and $120,000, respectively. The original agreement called for exploration costs of $40,000 and $120,000, respectively, as of October 31, 2006 and 2007. The funds not spent on phase I will be added to the budget for phase II.

The claims are located approximately 18 miles north of the Eades railway station north of Lake Abitibi which is 100 miles east of Cochrane, Ontario. Access is via muskeg tractor road and a gravel road (Road #643) that extends north to the west boundary of the property.

To date we have completed the first phase of work on the claims, excluding the diamond drilling phase, and have not spent any money on research and development activities. Information about the claims was presented to Mr. Williams for review without any contractual obligations.

We completed all of the work under the proposed phase I exploration program with the exception of the diamond drilling phase on November 27, 2006. The drill rig that had been contracted ran into unexpected mechanical problems shortly after commencing work. The problems were not able to be corrected on site and our engineer was not able to locate another rig in reasonable time to complete the program before the end of the current year. As a result, the diamond drill portion of the program was not carried out. Instead, we have agreed with Mr. Gervais, the owner of the claims who was on site monitoring the phase I exploration work, to delay the diamond drilling part of the program until phase II (decrease the required expenditure on phase I and increase the required expenditure under phase II by a corresponding amount). It is anticipated that we will have a report on the work accomplished sometime during March, 2007.

The claims are unencumbered and there are no competitive conditions which affect the claims. Further, there is no insurance covering the claims. We believe that no insurance is necessary since the claims are unimproved and contain no buildings or improvements.

The names, tenure numbers, date of recording and expiration date of the claims are as follows:

Claim	Tenure	Recording Date	Expiry Date	Size
Name	Number			(acres)
Casa 1	P 3012728	February 02, 2004	February 02, 2008	40
Casa 2	P 3012010	May 26, 2004	May 26, 2008	40
Casa 3	P 3019152	December 07, 2004	December 07, 2008	640
Casa 4	P 3019153	December 07, 2004	December 07, 2008	600

To keep the claims in good standing, such that they do not expire on the date indicated in the preceding, we must carry out the phase II exploration program prior to May 26, 2008 or pay $13,200 to prevent the claims from reverting to the Crown.

Mr. R. S. Middleton, P. Eng., authored the “Report On The Casa Claims Group Property”, dated May 19, 2005, in which he recommended a two-phase exploration program to properly evaluate the potential of the claims; he has now completed the field work in the first phase of the exploration program and is preparing to deliver to us a written report on the work in March, 2007. Mr. Middleton is a Professional Engineer in good standing in the Association of Professional Engineers of Ontario and the Geological Association of Canada. He is a graduate of the Michigan Technological University, (B.S., 1968 and M.S., 1969). He has practiced his profession as an exploration geologist for more than 35 years.

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

Under Ontario law, if the ownership of the claims were to be passed to us and the deed of ownership were to be recorded in our name, we would have to pay a minimum of $4,000 and file other documents since we are a foreign company in Canada. We would also be required to form an Ontario company which would necessitate a board of directors, a majority of which would have to be Ontario residents, and obtain audited financial statements for that company. We have decided that if gold is discovered on the claims and it appears that it might be economical to remove the gold, we will record the deed of ownership, pay the additional tax and file as a foreign company or establish a corporate subsidiary in Ontario. The decision to record or not record is ours solely.

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

History

No previous work has been performed on the property. We have now completed the field work of the first phase of our planned two-phase exploration program and expect to have a report on the results of that work in March, 2007.

Our Proposed Exploration Program – Plan of Operation

Our business plan is to proceed with the initial exploration of the Casa claims to determine if there are commercially exploitable deposits of gold and silver. Mr. R. S. Middleton, P. Eng., authored the “Report On The Casa Claims Group Property”, dated May 19, 2005, in which he recommended a two-phase exploration program to properly evaluate the potential of the claims. We must conduct exploration to determine if gold exists on our properties and if any gold which is found can be economically extracted and profitably processed. We have now completed the field work of the first phase of our planned two-phase exploration program and expect to have a report on the results of that work in March, 2007. If the report indicates that further work is warranted on the claims we will move forward with the planning of phase II for mid to late 2007.

We do not claim to have any ores or reserves whatsoever at this time on our optioned claims.

We anticipate that phase I of the recommended geological exploration program will cost $30,000 based on the report which is reflected on our most recent financial statements and is a reflection of local costs for the specified type of work; our most recent financial statements reflect this sum as a payable. We had $38,766 in cash reserves as of November 30, 2006.

Our business plan is to complete the initial exploration of the claims to determine if there are commercially exploitable deposits of gold. The field work for phase I has been completed and we await the final report on the work. Prior to making decisions as to phase II we will review the results of phase I and if the we have been successful in being able to add value to the claims through the phase I work we will commence funding phase II to be completed in mid to late 2007. Should phase I prove to have been unsuccessful in adding value to the claims, the option will be terminated and no further payments will be made. Under those circumstances we will be required to evaluate our business. We have no intention of entering into a merger or acquisition within the next twelve months

Phase II will not be carried out until 2007 and will be contingent upon favourable results from phase I and any specific recommendations of Mr. Middleton. It will be directed towards an expansion of the diamond drilling. The second phase may require up to three weeks work and will cost approximately $90,000 comprised of wages, fees, camp, diamond drilling, assays and related. The cost estimate is also based on the report and is a reflection of local costs for the specified type of work. A further three months may be required for analysis and the preparation of a report and evaluation on the work accomplished.

There is no power available on the property or within a reasonable distance from the property. All contract work will involve bringing to the site portable power generation units.

Although it may appear that phase II merely continues phase I, such is not entirely the case. The work is phased in such a manner as to allow decision points to ensure that future work has a value and will provide better or additional information as to the viability of the claims. By utilizing a multi-phase work program, at the end of each phase a decision can be made as to whether the phase has provided the necessary information to increase the viability of the project. If the information obtained as a result of any phase indicates that there is no increased probability of finding an economically viable deposit at the end of the project, a determination would be made that the work should cease at that point. This is a standard procedure in the industry prior to the commitment of additional funding to move a project forward to the next phase of exploration and/or development. We have no intention of entering into a merger or acquisition within the next twelve months

Employees

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

Offices

Our offices are located at 5728 - 125A Street, Surrey, B.C. Canada V3X 3G8. Currently, these facilities are provided to us on a month to month basis at a rate of $200 per month but such arrangement may be cancelled at anytime without notice. Specific direct expenses incurred such as telephone and secretarial services are charged back to Cavalier at cost on a quarterly basis.

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

We have sufficient financial resources to complete the first phase of our proposed exploration plan. However, in order to complete future phases of our proposed exploration program we will need to raise additional funding. Even if the first phase of our exploration program is deemed to be successful there is no guarantee that we will be able to raise any additional capital in order to finance the second or future phases. Should we be unable to raise additional funding to complete the second phase of our exploration plan, we would have to cease operations.

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

Results of Operations

Cavalier was incorporated on February 11, 2005; comparative periods for the three and six months ended November 30, 2005, and February 11, 2005 (inception) through November 30, 2006 are presented in the following discussion.

Since inception, we have used our common stock to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities (less offering costs) from inception on February 11, 2005 to November 30, 2006 was $77,500 as a result of proceeds received from sales of our common stock.

The Corporation did not generate any revenues from operations for the quarter ended November 30, 2006. To date, we have not generated any revenues from our mineral exploration business.

REVENUES

REVENUE – Gross revenue for the quarter ended November 30, 2006 was $0 ($0 for the quarter ended November 30, 2005 $0 for the period from inception to November 30, 2006). For the six month periods ended November 30, 2006 and November 30, 2005, the comparative numbers were $0 and $0.

COMMON STOCK – Since inception, we have used our common stock to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities during the six months ended November 30, 2006 was $49,500 compared to $0 for the six months ended November 30, 2005 and $77,500 received for the period from inception on February 11, 2005 through to and including November 30, 2006. 1,090,000 common shares were issued at a price of $0.05 per share during the past six months pursuant to our SB-2 registration statement whereby a minimum of 1,000,000 shares were being offered for sale. The offering closed on July 31, 2006. No options or warrants were issued to issue shares at a later date in the most recent quarter.

EXPENSES

SUMMARY – Total expenses were $34,333 in the quarter ended November 30, 2006 compared to $4,868 in the previous quarter ended November 30, 2005 as the result of the commencement of Cavalier’s business plan through the completion of the field work of phase of our exploration program which was largely conceptual at this period last year. For the six month periods ended November 30, 2006 and November 30, 2005, the comparative values were $42,989 and $9,632 respectively. The change in costs this quarter occurred as the result of our having completed the field work on phase I of the exploration program on our optioned claim and having accrued the expected cost as a payable. A total of $69,634 in expenses has been incurred since inception on February 11, 2005 through November 30, 2006. The costs can be subdivided into the following categories.

CONTRIBUTED EXPENSES: $50 in contributed expenses (for contributed administrative costs) were incurred for the quarter ended November 30, 2006 as compared to $350 for the period ended November 30, 2005 (for contributed rent and contributed administrative costs) while a total of $1,850 was incurred in the period from inception on February 11, 2005 to November 30, 2006. For the six month periods ended November 30, 2006 and November 30, 2005, the comparative values were $100 and $700 respectively. The previous period and inception to date figures include contributed rent ($300 and $1,400 respectively) which was provided by an officer until May 31, 2006. Effective June 01, 2006, we are paying our share of the rent of our premises. Contributed support costs are expected to run reasonably consistent from period to period in the future. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

PROFESSIONAL FEES: Cavalier incurred $800 in professional fees for the quarter ended on November 30, 2006 as compared to $1,050 for the quarter ended November 30, 2005. For the six month periods ended November 30, 2006 and November 30, 2005, the comparative values were $4,730 and $2,050 respectively. From inception to February 11, 2005, we have incurred a total of $13,630 in professional fees mainly spent on legal and accounting matters. This cost category will have frequent swings in spending depending on our legal and accounting requirements.

COMPENSATION: No compensation costs were incurred for the quarter ended November 30, 2006 and no direct compensation costs have been incurred since inception.

OFFICE EXPENSES: $4,398 in office costs were incurred in the most recent quarter which ended on November 30, 2006 while $1,016 was incurred for the quarter ended November 30, 2005. For the six month periods ended November 30, 2006 and November 30, 2005, the comparative values were $6,356 and $2,122 respectively. Costs were higher for the current year as we entered the first stage of our exploration program whereas in the previous year Cavalier had not commenced operations. For the period February 11, 2005 (inception) through November 30, 2006 a total of $12,130 has been spent on office related expenses.

TRAVEL AND MEAL EXPENSES: $706 in travel and meal costs were incurred in the most recent quarter which ended on November 30, 2006 and $0 (nil) was incurred for the quarter ended November 30, 2005. For the six month periods ended November 30, 2006 and November 30, 2005, the comparative values were $1,175 and $356 respectively. For the period February 11, 2005 (inception) through November 30, 2006 a total of $4,619 has been spent on travel and meal expenses.

BUSINESS PROMOTION & PUBLIC RELATIONS EXPENSES: $1,205 in business promotion and public relations costs were incurred in the most recent quarter which ended on November 30, 2006 while $647 was incurred for the quarter ended November 30, 2005. For the six month periods ended November 30, 2006 and November 30, 2005, the comparative values were $2,802 and $1,169 respectively. For the period February 11, 2005 (inception) through November 30, 2006 a total of $4,714 has been spent on business, promotion and related expenses.

INCORPORATION OR ORGANIZATION EXPENSES: $0 in incorporation costs were incurred in the most recent quarter and six-month period which ended on November 30, 2006. By comparison, $0 was incurred for the similar periods in the previous fiscal year. For the period February 11, 2005 (inception) through November 30, 2006 a total of $250 has been spent on incorporation costs related to establishing our business.

OTHER GENERAL AND ADMINISTRATIVE COSTS: $16 in other costs were incurred in the current quarter under review while $17 was incurred for the quarter ended November 30, 2005. For the six month periods ended November 30, 2006 and November 30, 2005, the comparative values were $68 and $144 respectively. For the period February 11, 2005 (inception) through November 30, 2006, Cavalier has spent a total of $388 on other or miscellaneous expenses.

LICENCES, PERMITS AND FILING FEES: $100 in licences, permits and filing costs were incurred in the current quarter under review while $1,788 was incurred for the quarter ended November 30, 2005. For the six month periods ended November 30, 2006 and November 30, 2005, the comparative values were $100 and $3,091 respectively. For the period February 11, 2005 (inception) through November 30, 2006, Cavalier has spent a total of $4,395 on licences, permits and filing fees.

MINERAL EXPLORATION AND FILING FEES: $26,458 in mineral exploration and related filing costs were incurred in the current quarter under review while $0 was incurred for the quarter ended November 30, 2005. For the six month periods ended November 30, 2006 and November 30, 2005, the comparative numbers were $26,458 and $0 respectively. For the period February 11, 2005 (inception) through November 30, 2006, Cavalier has spent a total of $26,458 on mineral exploration and filing fees in exploring its optioned mineral property.

RENT: $600 in rental expenses were incurred in the current quarter under review while $0 was incurred for the quarter ended November 30, 2005. For the six month periods ended November 30, 2006 and November 30, 2005, the comparative values were $1,200 and $0 respectively. For the period February 11, 2005 (inception) through November 30, 2006, Cavalier has spent a total of $1,200 on rental expenses. Until May 31, 2006, rent was provided by an officer and director on the basis of contributed rent which was at no direct cost to Cavalier but which was previously included as part of the contributed expenses category. As of June 01, 2006, we are paying our share of the office rental at a rate of $200 per month which will remain constant for the foreseeable future.

NET CASH USED IN OPERATING ACTIVITIES: For the six month period ended on November 30, 2006, $15,443 in net cash was used as compared to $15,932 having been used in the quarter ended November 30, 2005. A total of $38,756 in net cash has been used for the period from Inception on February 11, 2005 to November 30, 2006.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2006 or from the date of inception.

During the six month period under review, Cavalier sold 1,090,000 shares of its common stock at a price of $0.05 pursuant to our SB-2 registration statement offering. As of the date of this report Cavalier has 7,490,000 common shares issued and outstanding.

Cavalier continues to carefully control its expenses and overall costs as it moves forward with the development of its business plan. Cavalier does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements, including for legal, accounting and technical consultants.

EXPLORATION RESULTS

We planned a two-phase exploration program to properly evaluate the potential of the claims. Initially, we ran a grid over the entire property and reviewed maps of the results of past geological and geochemical programs and correlated all past information to our grid. Our map essentially generated a drawing of the physical features of the claims as well as a depiction of what may have been found in relation to the boundaries of the property. So we actually drew a scale map of the area and made notes on it as to the location where anything was found that was of interest or not.

Geophysical surveying involves the measurement of various physical properties of the rocks at the site as well as interpreting that information in terms of the structure and nature of the rock. The geologist took different surface and airborne measurements of the various physical properties of the rocks and will interpret the results in terms of what we are seeking in his report. These methods include magnetic, electrical and seismic measurements. In addition, soil, stream sediment and rock samples were taken that appeared to be of interest or which may have been markers indicating the possible presence of gold bearing rock in the area. Our engineer will then interpret all the data obtained, plot it on the map he generated and provide his best estimate of the chances of finding gold and what additional efforts we must undertake in a follow-up phase. We expect to have that final report on the first phase of exploration work in March.

We planned for approximately 1,000 feet of diamond drilling in phase I which is a component of exploration and aids in the delineation and definition of any deposits. The geophysical work gives a general understanding of the location and extent of mineralization at depth that are unreachable by surface excavations and provides a target for more extensive trenching and core drilling. We completed all of the work under the phase I exploration program with the exception of the diamond drilling phase on November 27, 2006. The drill rig that had been contracted ran into unexpected mechanical problems shortly after commencing work. The problems were not able to be corrected on site and our engineer was not able to locate another rig in reasonable time to complete the program before the end of the current year. As a result, the diamond drill portion of the program was not carried out. Instead, we have agreed with Mr. Gervais, the owner of the claims who was on site monitoring the phase I exploration work, to delay the diamond drilling part of the program until phase II (decrease the required expenditure on phase I and increase the required expenditure under phase II by a corresponding amount). It is anticipated that we will have a report on the work accomplished in phase I during March, 2007.

Plan of Operation

Cavalier believes we can satisfy our cash requirements for the current fiscal year end of May 31, 2007 with available cash on hand. As of November 30, 2006, we had $9,738 in unallocated working capital.

For the balance of the current fiscal year to May 31, 2007 we will concentrate our efforts on the evaluation of the phase I work program on our optioned mineral property and seeking funding for the currently planned phase II in the late Fall, 2007. Following industry trends and demands, we are also considering the acquisition of other properties of merit. In either situation, a new public offering might be needed and completed during a subsequent period.

We have completed the field work of phase I of our exploration program at an estimated cost of $30,000, based on the recommendations of Mr. Middleton’s report, which costs are a reflection of local costs for the type of work program planned. We will proceed to phase II only if we are also successful in being able to secure the capital funding required to complete phase II and if phase I has proven to be successful. Similarly, if phase II is not successful, we will terminate the option on the claim and cease operations of the business.

If it turns out that we have not raised enough money to complete our secondary exploration program, we will try to raise the funds from a second public offering, a private placement, loans or the establishment of a joint venture whereby a third party would pay the costs associated with phase II and we would retain a carried interest. At the present time, we have not made any plans to raise additional funds and there is no assurance that we would be able to raise money in the future. If we need additional money and can't raise it, we will have to suspend operations. We have no intention of entering into a merger or acquisition within the next twelve months.

We do not expect any changes or more hiring of employees since contracts are given on an as needed basis to consultants and sub-contractor specialists in specific fields of expertise for the exploration works.

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2006 – 2007 and 2007 – 2008. Management projects that we may require a total of $100,000 to $170,000 to fund our ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$35,000
Phase II exploration program	90,000
Working Capital	45,000
Total	$170,000

As at November 30, 2006, we had a working capital surplus of $9,738. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

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

Liquidity and Capital Resources

As of end of the last quarter on November 30, 2006, we have yet to generate any revenues from our business operations.

Since inception, we have used our common stock to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities from inception on February 11, 2005 to November 30, 2006 was $77,500 as a result of gross proceeds received from sales of our common stock (less offering costs). We issued 4,000,000 shares of common stock through a Section 4(2) offering in February, 2005 for cash consideration of $4,000. We issued 2,400,000 shares of common stock through a Regulation S offering in April, 2005 for cash consideration of $24,000 to a total of 10 placees. Finally, we issued 1,090,000 shares of common stock through a Regulation SB offering in June and July, 2006 for cash consideration of $54,500 to a total of 42 placees.

As of November 30, 2006, our total assets which consist entirely of cash and prepaid expenses amounted to $38,766 and our total liabilities were $29,028. Working capital stood at $9,738.

For the quarter ended November 30, 2006, the net loss was $34,333 ($0.0046 per share). The loss per share was based on a weighted average of 7,490,000 common shares outstanding. For the same period ended November 30, 2005, the corresponding number was a loss of $4,868 ($0.0007 based on 7,178,571 shares outstanding. The net loss from Inception to November 30, 2006 is $69,634.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended November 30, 2006. Inflation is moderately higher than it was during 2005 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

Item 2. Changes in Securities

Cavalier had 7,490,000 shares of common stock issued and outstanding as of January 10, 2007. Of these shares, approximately 4,000,000 shares are held by an affiliate of the Corporation; none of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended (the “Securities Act”).

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

Item 5. Other Information

Use of Proceeds

Net cash provided by financing activities from inception on February 11, 2005 to November 30, 2006 was $77,500 as a result of proceeds received from sales of our common stock. During that same period, the following table indicates how the proceeds have been spent to date:

Professional Fees	13,630
Mineral Interest Exploration Costs	26,458
Office Expenses	12,130
Licenses, Permits and Filing Fees	4,395
Organizational Costs	250
Business Promotion & Public Relations	4,714
Travel and Meals	4,619
Rent	1,200
Other Costs	388

Total Use of Proceeds to November 30, 2006	$67,778

Common Stock

During the six month period ended November 30, 2006, 1,090,000 shares of common stock were issued at a price of $0.05 per share pursuant to our SB-2 registration statement which became effective on January 31, 2006. As of November 30, 2006, there were 7,490,000 shares issued and outstanding and as of January 10, 2007 there were 7,490,000 shares outstanding.

Options

No options were granted during the six-month period ending November 30, 2006.

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K filed during the quarter ended November 30, 2006: NONE

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

Date: January 10, 2007

BY: /s/ “Gerald W. Williams”

Gerald W. Williams, President, Chief Executive Officer, Principal Executive
Officer, Secretary, Treasurer, Chief Financial Officer,
Principal Financial Officer and a Member of the Board of
Directors

BY: /s/ “Roy D. West”

Roy D. West, Member of the Board of Directors