Form 10KSB
period 2006-05-31
Cavalier Group
filed 2007-02-16
CIK 1333878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended MAY 31, 2006

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number: 333-127016

THE CAVALIER GROUP
(Exact name of small business issuer in its charter)

Wyoming	98-0463119
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

5728 - 125A Street,
Surrey, British Columbia	V3X 3G8
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (604) 597-0028

Securities Registered Under Section 12(b) of the Exchange Act: None

Securities Registered Under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value
(Title of class)

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Check if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

Indicate by check mark whether the registrant is a shell corporation (as defined in Rule 12b-2 of the Exchange Act) Yes [X]  No [   ]

Issuer's revenues for its most recent fiscal year: $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter: 6,400,000 common shares at $0.05* = $320,000. (* - last price at which the Corporation offered stock for sale under its SB-2 registration statement).

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date. 6,400,000 common shares issued and outstanding as of February 15, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

The following Exhibits are filed as part of this report pursuant to Item 601 of Regulation K. All Exhibits have been previously filed unless otherwise noted.

Exhibit No.	Document Description
3.1 *	Articles of Incorporation
3.2 *	Bylaws of The Cavalier Group
10.1 *	Option To Purchase And Royalty Agreement
10.2	Code of Business Conduct and Ethics

* Incorporated by reference to SB-2 Registration Statement filed on January 18, 2006.

Description of Exhibits Incorporated by Reference

Exhibit 3.1 *
Articles of Incorporation of The Cavalier Group dated February 11, 2005.

Exhibit 3.2 *
Bylaws of The Cavalier Group dated February 25, 2005.

Exhibit 10.1 *
Option To Purchase And Royalty Agreement between The Cavalier Group and Larry Gervais of Timmins, Ontario, dated April 25, 2005 to acquire a 100% interest in the Casa Claim Block, Porcupine Mining Division, Ontario.

Exhibit 10.2
Code of Business Conduct and Ethics.

* Incorporated by reference to SB-2 Registration Statement filed on January 18, 2006

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

PART I

Item 1. Description of Business.

Cautionary Statement Regarding Forward-Looking Statements

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. Some discussions in this report may contain forward-looking statements that involve risk and uncertainty.

A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made in this report. Forward-looking statements are often identified by words like: “believe”, “expect”, “estimate”, “anticipate”, “intend”, “project” and similar expressions or words which, by their nature, refer to future events.

In some cases, you can also identify forward-looking statements by terminology such as “may”, “will”, “should”, “plans”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" on page 12, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. References to CA$ refer to Canadian Dollars and references to common shares refer to common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "Cavalier" mean The Cavalier Group unless otherwise indicated.

Cavalier is an exploration stage Corporation. There is no assurance that commercially viable mineral deposits exist on the claims we have under option. Further exploration and/or drilling will be required before a final evaluation as to the economic and legal feasibility of our projects is determined.

Glossary of Exploration Terms

The following terms, when used in this report, have the respective meanings specified below:

Diamond drill

A type of rotary drill in which the cutting is done by abrasion rather than percussion. The cutting bit is set with diamonds and attached to the end of the long hollow rods through which water is pumped to the cutting face. The drill cuts a core of rock, which is recovered in long cylindrical sections an inch or more in diameter.

Exploration	The prospecting, trenching, mapping, sampling, geochemistry, geophysics, diamond drilling and other work involved in searching for mineral bodies.
Mineral	A naturally occurring inorganic element or compound having an orderly internal structure, characteristic chemical composition, crystal form and physical properties.
Mineralization	Rock containing an undetermined amount of minerals or metals.

Business Development During Last Three Years

Overview

We were incorporated as The Cavalier Group, in the state of Wyoming on February 11, 2005. Since our incorporation, we have been in the business of the exploration and development of a mineral property approximately 1,320 acres in size in north-eastern, Ontario. Our property is without known reserves and our program is exploratory in nature. To date we have spent $0 on research and development activities.

We have not been involved in any bankruptcy, receivership or similar proceeding nor has there been any material reclassification or merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of business

Our Current Business

We were incorporated as The Cavalier Group, in the State of Wyoming on February 11, 2005 and established a fiscal year end of May 31. We are a start-up, exploration stage Corporation engaged in the search for gold and related minerals; we have not yet generated or realized any revenues from our business operations. Our statutory registered agent's office is located at 1620 Central Avenue, Suite 202, Cheyenne, Wyoming 82001 and our business office is located at 5728 - 125A Street, Surrey, British Columbia, Canada V3X 3G8. The telephone number of our office is (604) 597-0028.

Our office facilities are currently provided to us by Gerald W. Williams, our director and senior officer, without charge, but such arrangement may be cancelled at anytime without notice. As our business activities continue, we anticipate that we will be required to pay a pro rata share of the rent incurred for the facilities that we occupy. Specific direct expenses incurred such as telephone and secretarial services are charged back to Cavalier at cost on a monthly basis.

Mineral Exploration

On April 25, 2005, we optioned a property containing four claim blocks in Ontario, Canada by entering into an Option To Purchase And Royalty Agreement with Larry Gervais, the beneficial owner of the claims, an arms-length Ontario resident, to acquire the claims by making certain expenditures and carrying out certain exploration work on the claims.

Under the terms of the agreement, Gervais granted to Cavalier the sole and exclusive right to acquire 100 percent of the right, title and interest of Gervais in the Casa claims, subject to his receiving annual payments and a royalty, in accordance with the terms of the agreement, as follows:

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

If the results of phase I are unfavourable, we will terminate the option agreement and will not be obligated to make any subsequent payments. Similarly, if the results of phase II are unfavourable, we will terminate the option and will not be obligated to make any subsequent payments.

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

Item 2. Description of Property

The Casa claims were originally staked in 2004 by Mr. Gervais who holds the mining rights to the claims which thereby gives him or his designated agent, the rights to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward.

The names, tenure numbers, date of recording and expiration date of the claims are as follows:

Claim Name	Tenure	Recording Date	Expiry Date	Size
	Number			(acres)
Casa 1	P 3012728	February 02, 2004	February 02, 2007	40
Casa 2	P 3012010	May 26, 2004	May 26, 2007	40
Casa 3	P 3019152	December 07, 2004	December 07, 2007	640
Casa 4	P 3019153	December 07, 2004	December 07, 2007	600

The claims were selected for acquisition due to their cost, previously recorded surrounding exploration, development and extraction work and because the claims are not located in an environmentally sensitive region. The claims are located approximately 18 miles north of the Eades railway station north of Lake Abitibi which is 100 miles east of Cochrane, Ontario. Access is via muskeg tractor road and a gravel road (Road #643) that extends north to the west boundary of the property.

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

Our Current and Proposed Exploration Program – Plan of Operation

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

We anticipate that phase I of the recommended geological exploration program will cost $40,000 based on the report and is a reflection of local costs for the specified type of work. We had $4,839 in cash reserves as of May 31, 2006. Accordingly, we will not be able to proceed with the exploration program without additional financing.

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

Geophysical surveying involves the measurement of various physical properties of the rocks at the site as well as interpreting that information in terms of the structure and nature of the rock. The geologist will take different surface and airborne measurements of the various physical properties of the rocks and interpret the results in terms of what we are seeking. These methods include magnetic, electrical and seismic measurements. Our engineers will then interpret all the data obtained, plot it on the map they have generated and provide their best estimate of the chances of finding gold and what additional efforts we must undertake in a follow-up phase.

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

We plan for approximately 1,000 feet of diamond drilling in the first phase which is an essential component of exploration and aids in the delineation and definition of any deposits. The geophysical work gives a general understanding of the location and extent of the mineralization at depths that are unreachable by surface excavations and provides a target for more extensive trenching and core drilling.

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

These surveys and drilling may require up to three weeks for the base work and an additional three months for analysis, evaluation of the results of the work and the preparation of a report on the work accomplished and will bear an estimated total cost of $40,000 based on Mr. Middleton’s report which is a reflection of local costs for the specified type of work. This cost is made up of wages and fees, grid materials (pickets, paint, flagging etc.), diamond drilling, geological and geochemical supplies, assaying, camp equipment and operation costs. It is our intention to carry the work out in 2006, predicated on completion of the offering described in this document.

Phase II will not be carried out until 2007 and will be contingent upon favourable results from phase I and any specific recommendations of Mr. Middleton. It will be directed towards an expansion of the diamond drilling. The second phase may require up to three weeks work and will cost approximately $80,000 comprised of wages, fees, camp, diamond drilling, assays and related. The cost estimate is also based on the report and is a reflection of local costs for the specified type of work. A further three months may be required for analysis and the preparation of a report and evaluation of the work accomplished.

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

Employees

Initially, we intend to use the services of subcontractors for manual labour exploration work on our claims and an engineer or geologist to manage the exploration program. Our only employees will be Gerald W. Williams, our senior officer and a director and Mr. Roy D. West, a director.

At present, we have no employees, other than Mr. Williams and Mr. West. Neither has an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employee.

We intend to hire geologists, engineers and excavation subcontractors on an as needed basis. We have not entered into negotiations or contracts with any of them although it is our intention to retain Mr. Middleton as senior geological consultant. We do not intend to initiate negotiations or hire anyone until we receive proceeds from our offering.

Neither Mr. Williams or Mr. West will be compensated for their services on the Board of Directors. Mr. West will assist with the field work in the exploration of our optioned claim and will be paid for the specific services rendered on the same industry standard as other persons working on the project and which will be a reflection of local costs for the specified type of work. If, as and when a public market for Cavalier’s shares is established an incentive stock option plan may be established under which both Messrs. Williams and West would receive stock options.

Item 3. Legal Proceedings

We know of no material, active or pending legal proceedings against our Corporation, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4. Submissions of Matters to a Vote of Security Holders

Within the current fiscal year, no matters have been submitted to a vote of security holders.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Overview

Sequent to the end of the year under review, we engaged a market maker to assist in the filing of a Form 211 in an effort to have the common shares of The Cavalier Group quoted on the NASD Over-The-Counter Bulletin Board. There is currently no public market for Alton’s common shares.

Our common shares are issued in registered form. Pacific Stock Transfer Corporation is the registrar and transfer agent for our common shares and is located at 500 East Warms Springs Road, Las Vegas, Nevada 89119 (Telephone: (702) 361-3033; Facsimile: (702) 433-1979).

On February 15, 2007 the shareholders' list of our common shares showed 9 registered shareholders holding 6,400,000 shares; there are no shares held by broker-dealers. There are 6,400,000 shares outstanding.

Subsequent to year end, we have completed our SB-2 registration statement offering. As of the date of this report, we have received approximately $54,500 in gross proceeds and will be issuing approximately 1,090,000 shares prior to the end of August, 2006 to 39 new stockholders.

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Equity Compensation Plan Information

No stock options or have been issued and there are no outstanding stock options and Cavalier does not have any stock option plans under consideration.

Recent Sales of Unregistered Securities

In connection with the early development of Cavalier, we issued a total of 6,400,000 shares of our common stock. We issued 4,000,000 shares to our founder and president, Gerald W. Williams under Section 4(2) of the Act in February, 2005 and issued 2,400,000 shares to 8 individuals pursuant to Rule 903 of Regulation S of the Securities Act of 1933, as amended, in April, 2005. None of the above are deemed to be accredited investors and each was in possession of all material information relating to Cavalier. Further, no commissions were paid to anyone in connection with the sale of the shares and no general solicitation was made to anyone.

Changes in Securities

The Corporation had 6,400,000 shares of common stock issued and outstanding as of May 31, 2006. Of these shares, approximately 4,000,000 shares are held by an affiliate of the Corporation. A certain number of those shares can be resold in compliance with the limitations of Rule 144.

In general, under Rule 144, a person who has beneficially owned shares privately acquired directly or indirectly from us or from one of our affiliates, for at least one year, or who is an affiliate, is entitled to sell, within any three-month period, a number of shares that do not exceed the greater of 1% of the then outstanding shares or the average weekly trading volume in our shares during the four calendar weeks immediately preceding such sale. Sales under Rule 144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about us. A person who is not deemed to have been an affiliate at any time during the 90 days preceding the sale, and who has beneficially owned restricted shares for at least two years, is entitled to sell all such shares under Rule 144 without regard to the volume limits, current public information requirements, manner of sale provisions or notice requirements.

Item 6. Management's Discussion and Analysis or Plan of Operation

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE PERIOD ENDING MAY 31, 2006 SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-KSB

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

We were incorporated as The Cavalier Group in the state of Wyoming on February 11, 2005. Since our incorporation, we have been in the business of the exploration and development of a mineral property. Our optioned mining property consists of four mineral claims covering an area of approximately 427 acres. To the date of this report, we have spent $0 on research and development and $0 on exploration of the claim.

Comparative periods for the years ended May 31, 2006, February 11, 2005 (Inception) through May 31, 2005 and February 11, 2005 (Inception) through May 31, 2006 are presented in the following discussion.

Results of Operations

Since our inception we have used our common stock to raise money for our optioned mineral acquisition, corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on February 11, 2005 to May 31, 2006 was $28,000 from proceeds received from sales of our common stock.

We have not generated any revenues from any of our operations for the year ended May 31, 2006 or for any prior period.

REVENUES

REVENUE: To date, we have not generated any revenues from our mineral exploration business.

COMMON SHARES: Since inception, we have used our common stock to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities in the most recent fiscal year ended May 31, 2006 was $0. In the fiscal year ended May 31, 2005 $28,000 cash was provided by financing activities. From inception on February 11, 2005 to May 31, 2006 $28,000 net cash was provided as a result of proceeds received from sales of our common stock.

No other shares or warrants or options were issued in the most recent fiscal year.

EXPENSES

SUMMARY

Expenses	For the Year ended May 31, 2006	Feb. 11, 2005 (Inception) thru May 31, 2005	Feb. 11, 2005 (Inception) thru May 31, 2006
Contributed rent	1,200	200	1,400
Contributed administrative support	200	150	350
Professional fees	5,900	3,000	8,900
Travel and meals	2,884	560	3,444
Office	6,990	696	7,686
Organization costs	—	250	250
Bank Charges	170	150	320
Licenses, permits, filing fees	4,295	—	4,295
TOTAL	21,639	5,006	26,645

During the year ended May 31, 2006 Cavalier incurred operating expenses of $21,639 as compared to $5,006 for the four month period last year and a total of $26,645 for the period from inception on February 11, 2005 to May 31, 2006. The increase in the current year’s spending can be attributed to the Corporation moving forward with its business plan and the finalization with the SEC of our SB-2 registration statement. The costs incurred can be further subdivided into the following categories.

RESEARCH AND DEVELOPMENT: Cavalier has not incurred any expenses for research and development since inception on February 11, 2005.

CONTRIBUTED EXPENSES: $1,400 in contributed expenses (for contributed rent and administrative costs) were incurred for the year ended May 31, 2006 while $350 was incurred in the period ended May 31, 2005. For the period February 11, 2005 (inception) through May 31, 2006 a total of $1,750 in contributed expenses has been reflected in the financial statements. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital. These costs remain relatively constant from quarter to quarter and year to year.

The Corporation’s president contributed office space to the Corporation for the period presented. The office space was valued at $100 per month based on the market rate in the local area. In addition, the president contributed administrative services to the Corporation for the period presented. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such services, which equalled $50 per hour based on the level of services performed. Each of these services are reported as contributed rent or administrative services with a corresponding credit to additional paid-in capital.

MINERAL EXPLORATION COSTS: No such costs were incurred for the year ended May 31, 2006 or for the period ended May 31, 2005. For the period February 11, 2005 (inception) through May 31, 2006 $0 was recorded in exploring our optioned projects.

PROFESSIONAL FEES: Cavalier incurred $5,900 in professional fees for the fiscal year ended on May 31, 2006 as compared to $3,000 for the previous fiscal year. Increased costs were incurred in the past year as the result of the completion of the filing of an SB-2 registration statement and the attendant legal, accounting and filing expenses as well as the formal commencement of our operational business plan. From inception to February 11, 2005 we have incurred $8,900 in professional fees mainly spent on legal and accounting matters.

COMPENSATION: No compensation costs were incurred for the fiscal year ended on May 31, 2006 and none were incurred in the previous fiscal year which ended on May 31, 2005. From inception to May 31, 2006 nothing has been charged to the compensation account.

OFFICE EXPENSES: $6,990 in office costs were incurred in the past year which ended on May 31, 2006. By comparison, $696 was incurred for previous fiscal period ended May 31, 2005. For the period February 11, 2005 (inception) through May 31, 2006 a total of $7,686 has been spent on office related expenses. Office costs increased in the most recent year as the result of our commencement of full time business operations.

ORGANIZATIONAL COSTS: no such costs were incurred in fiscal year under review while $250 was incurred for the period ended May 31, 2004 in the initial organizing of Cavalier. For the period February 11, 2005 (inception) through May 31, 2006 we have spent a total of $250 on organizational expenses.

TRAVEL COSTS: $2,884 in travel expenses were incurred in fiscal year under review while $560 was incurred for the period ended May 31, 2005. For the period February 11, 2005 (inception) through May 31, 2006 Cavalier has spent a total of $3,444 on travel related costs.

LICENSES, PERMITS & FILING FEES: $4,295 in licences, permits and other filing fees were incurred in fiscal year under review while $0 was incurred for the period ended May 31, 2005. For the period February 11, 2005 (inception) through May 31, 2006 Cavalier has spent a total of $4,295 on licenses, permits, filing fees and related costs.

OTHER COSTS: $170 in other costs were incurred in fiscal year under review while $150 was incurred during the period ended May 31, 2005. For the period February 11, 2005 (inception) through May 31, 2006 Cavalier has spent a total of $320 on other or miscellaneous expenses.

OTHER CONSIDERATIONS

NET CASH USED IN OPERATING ACTIVITIES: For the year ended May 31, 2006 $21,657 in net cash was used as compared to $1,656 in the period ended May 31, 2005. A total of $23,313 in net cash has been used for the period from Inception on February 11, 2005 to May 31, 2006. Again the amounts have risen significantly in the most recent year as the result of our commencing full operations, moving ahead with our business plan and completing our SB-2 registration statement.

INTEREST INCOME / EXPENSES: Cavalier has neither received nor paid interest since its inception on February 11, 2005.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2005 - 2006 or from the date of inception.

At the end of the fiscal year under review, May 31, 2006 and as of the date of this report, Cavalier had 6,400,000 common shares issued and outstanding. Approximately, 1,100,000 shares will be issued by the end of August, 2006 in regards to the sale of shares under our SB-2 registration statement which has now been closed.

Cavalier continues to carefully control its expenses and overall costs as it moves forward with the development of its business plan. At present, we have no employees, other than Messrs. Williams and West, our officers and directors. Neither Mr. Williams nor Mr. West has an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employee. We otherwise engage required personnel through outside consulting contracts or agreements or other such arrangements, including for legal, accounting and technical consulting.

RESULTS OF OPERATIONS: Operations have not commenced on the Corporation’s optioned mineral claims in north-eastern Ontario. However, we expect to have a crew on site during October, 2006 to do the field work associated with the phase I part of the planned two phase exploration program.

Risks

At present we do not know whether or not the claims contain commercially exploitable reserves of gold or any other valuable mineral. Additionally, the proposed expenditures to be made by us in the exploration of the claims may not result in the discovery of commercial quantities of ore. Problems such as unusual or unexpected formations and other unanticipated conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

As a result of the completion of our SB-2 offering, we will have sufficient financial resources to continue operations for the coming fiscal year and to complete the first phase of the planned two phase exploration program but do not have the funds required to carry out the next phase of the recommend work program. Further, in order to complete future phases of our proposed exploration program we will need to raise additional funding. Even if the first phase of our exploration program is deemed to be successful there is no guarantee that we will be able to raise any additional capital in order to finance the second phase.

Finally, even if our exploration program is successful we may not be able to obtain commercial production. If our exploration program is successful and commercial quantities of ore are discovered we will require a significant amount of additional funds to place the claims into commercial production. Should we be unable to raise the additional funds required we would be unable to see the claims evolve into an operating mine and would have to cease business operations.

Use of Proceeds

Net cash provided by financing activities from inception on February 11, 2005 to May 31, 2006 was $28,000 as a result of proceeds received from the sale of our common stock. During that same period, the following table indicates how those proceeds have been spent to date:

Professional Fees	$8,900
Office Expenses	7,686
Organizational Costs	250
Travel Expenses	3,444
Licences, Permits & Filing Fees	4,295
Miscellaneous Expenses	320
Total Use of Proceeds to May 31, 2006	$24,895

Plan of Operation

When Cavalier’s SB-2 registration statement became effective, on January 31, 2006 Cavalier became a reporting issuer under the Exchange Act and is subject the reporting requirements of the Exchange Act.

We believe we can satisfy our cash requirements through the fiscal year end of May 31, 2007 through current cash on hand and funds received as the result of the completion of the Corporation’s SB-2 offering.

For the current fiscal year we will concentrate our efforts on completion of the first phase of the exploration program on our optioned mineral claim in north-eastern Ontario. We do not plan on completing phase II until the summer of 2007 and will only commence phase II if phase I proves to be successful.

Following industry trends and demands, we are also considering the acquisition of other resource properties. In either situation, a new public offering might be needed.

We do not expect any changes or more hiring of employees since contracts will be given to consultants and sub-contractor specialists in specific fields of expertise for the exploration work.

Liquidity and Capital Resources

As of end of the fiscal year on May 31, 2006 we have yet to generate any revenues from our business operations.

Since inception, we have used our common stock to raise money for our optioned mineral claim and for corporate expenses. Net cash provided by financing activities for the fiscal year ended May 31, 2006 was $0. By comparison for the similar period last year, we raised $28,000 as the result of proceeds from the sale of common shares pursuant to the sale of 4,000,000 shares of common stock through a Section 4(2) offering in February, 2005 for cash consideration of $4,000 and for the issuance of 2,400,000 shares of common stock through a Regulation S offering in April, 2005 for cash consideration of $24,000. From inception on February 11, 2005 to May 31, 2006 we have been successful in raising $28,000 as a result of proceeds received from sales of our common stock. Subsequent to year end, we have raised approximately $54,500 through the sale of 1,090,000 shares under our Regulation SB-2 prospectus offering which will be reflected on the financial records of the next quarter ending August 31, 2006.

As of May 31, 2006 our total assets which consist of cash and deferred offering costs amounted to $9,839 ($4,839 in cash and $5,000 in deferred offering costs) and our total liabilities were $3,000. Working capital stood at $3,257.

For the year ended May 31, 2006 our net loss was $21,639 ($0.0034 per share). The loss per share was based on a weighted average of 6,400,000 common shares outstanding. For the previous fiscal year the comparative numbers were a net loss of $5,006 and a loss per share of $0.0011 per share based on a weighted average of 4,422,018 shares outstanding. From inception on February 11, 2005 to May 31, 2006 we have incurred a net loss of $26,645.

Future Operations

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2006 - 2007. Management projects that we may require $200,000 to fund our ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$ 50,000
Phase I of the exploration program	50,000
Phase II of the exploration program	100,000
Working Capital	50,000
Total	$250,000

As at May 31, 2006 we had a working capital surplus of $3,257. We plan to raise the additional capital required to meet the balance of our estimated funding requirements for the next twelve months, primarily through the completion of our SB-2 registration statement offering and the issuance of other privately placed securities. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

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

Application of Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financial statements.

Going Concern

These consolidated financial statements have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. These consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary if we are unable to continue as a going concern.

In order to continue as a going concern, we require additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to continue as a going concern, we would likely be unable to realize the carrying value of our assets reflected in the balances set out in the preparation of the consolidated financial statements.

Research and Development

Research costs are expensed as incurred. During the year, $0 (2005 - $0) was incurred on research and development.

Mineral Exploration, Licenses, Permits and Filing Fees

Mineral exploration costs, licenses, permits and filing fees related to exploration matters are expensed as incurred. During the year, $4,295 (2005 - $0) was incurred on such costs.

Foreign Currency and Exchange Rates

The financial position and results of operations are determined using local currency (the Canadian Dollar) as the functional currency. Dollar costs of Cavalier’s property acquisition and planned exploration costs are in Canadian Dollars. For purposes of consistency and to express United States Dollars throughout this report, Canadian Dollars have been converted into United States currency. At May 31, 2006 the exchange rate was approximately CA $1.12 to US $1.00.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent fiscal year ended May 31, 2006. Inflation is moderately higher than it was during 2005 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

Item 7. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The Report of Independent Auditor's by Cordovano & Honeck, LLP, for the audited consolidated financial statements for the year ended May 31, 2006 is included herein immediately preceding the audited financial statements.

THE CAVALIER GROUP
(An Exploration Stage Company)
Index to Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
The Cavalier Group:

We have audited the accompanying balance sheet of The Cavalier Group as of May 31, 2006 and the related statements of operations, changes in shareholders’ equity, and cash flows for the year ended May 31, 2006, from February 11, 2005 (inception) through May 31, 2005, and from February 11, 2005 (inception) through May 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Cavalier Group as of May 31, 2006, and the results of its operations and its cash flows for the year ended May 31, 2006, from February 11, 2005 (inception) through May 31, 2005, and from February 11, 2005 (inception) through May 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred operating losses since inception, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to this matter is also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cordovano and Honeck LLP
Englewood, Colorado
June 30, 2006

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
$9,839

See accompanying notes to financial statements

THE CAVALIER GROUP
(An Exploration Stage Company)
Statements of Operations

		February 11, 2005	February 11, 2005
	For The	(Inception)	(Inception)
	Year Ended	Through	Through
	May 31,	May 31,	May 31,
Expenses:	2006	2005	2006
Contributed rent (Note 2)	$1,200	$200	$1,400
Contributed administrative support (Note 2)	200	150	350
Professional fees	5,900	3,000	8,900
Travel and meals	2,884	560	3,444
Office	6,990	696	7,686
Organization costs	—	250	250
Bank Charges	170	150	320
Licenses, permits, filing fees	4,295	—	4,295
Public relations	—	—	—
Total expenses	21,639	5,006	26,645

Loss before income taxes	(21,639)	(5,006)	(26,645)

Income tax provision (Note 4)	—	—	—

Net loss	$(21,639)	$(5,006)	$(26,645)

Basic and diluted loss per share	$-0.00	$-0.00

Basic and diluted weighted average
common shares outstanding	6,400,000	4,422,018

See accompanying notes to financial statements

THE CAVALIER GROUP
(An Exploration Stage Company)
Statement of Changes in Shareholders' Equity

					Cumulative
					Translation
					Adjustment
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Par Value	Capital	Deficit	Income	Total
Balance at February 11, 2005 (inception)	—	$—	$—	$—	$—	$—

February 2005, common stock sold to an
officer ($.001/share) (Note 2)	4,000,000	4,000	—	—	—	4,000
April 2005 through May 2005, common
stock sold in private placement offering
($.01/share) (Note 4)	2,400,000	2,400	21,600	—	—	24,000
Office space and administrative support
contributed by an officer (Note 2)	—	—	350	—	—	350
Net loss, period ended May 31, 2005	—	—	—	(5,006)	—	(5,006)

Balance at May 31, 2005	6,400,000	6,400	21,950	(5,006)	—	23,344

Office space and administrative support
contributed by an officer (Note 2)	—	—	1,400	—	—	1,400
Comprehensive loss:
Net loss, period ended
February 28, 2006	—	—	—	(21,639)	—	(21,639)
Cumulative translation adjustment	—	—	—	—	152	152
Comprehensive loss	—	—	—	—	—	(21,487)

Balance at May 31, 2006	6,400,000	$6,400	$23,350	$(26,645)	$152	$3,257

See accompanying notes to financial statements

THE CAVALIER GROUP
(An Exploration Stage Company)
Statements of Cash Flows

		February 11, 2005	February 11, 2005
	For The	(Inception)	(Inception)
	Year Ended	Through	Through
	May 31,	May 31,	May 31,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$(21,639)	$(5,006)	(26,645)
Adjustments to reconcile net loss to net cash
used in operating activities:
Office space and administrative support
contributed by an officer (Note 2)	1,400	350	1,750
Changes in operating assets and liabilities:
Deferred offering costs	(5,000)	—	(5,000)
Accounts payable and accrued liabilities	3,582	3,000	6,582
Net cash used in
operating activities	(21,657)	(1,656)	(23,313)

Cash flows from financing activities:
Proceeds from the sale of common stock	—	28,000	28,000
Net cash provided by
financing activities	—	28,000	28,000

Net change in cash	(21,657)	26,344	4,687

Effect of exchange rate changes on cash	152	—	152

Cash, beginning of period	26,344	—	—

Cash, end of period	$4,839	$26,344	4,839

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	—
Interest	$—	$—	—

See accompanying notes to financial statements

The Cavalier Group
(An Exploration Stage Company)
Notes to Financial Statements

(1)           Summary of Significant Accounting Policies

Organization and Basis of Presentation
The Cavalier Group (the “Company”) was incorporated in the state of Wyoming on February 11, 2005 to engage in the acquisition, exploration and development of mineral properties. The Company is in the exploration stage in accordance with Industry Guide 7. On April 25, 2005, the Company entered into an option agreement to acquire 100 percent of the right, title and interest in mineral claims located in northeast Ontario, Canada. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

The Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. Inherent in the Company’s business are various risks and uncertainties, including its limited operating history, historical operating losses, dependence upon strategic alliances, and the historical success rate of mineral exploration. Management’s plan is to acquire interests in certain mining claims and explore for minerals.

The Company’s future success is primarily dependent upon the existence of minerals on the property for which the Company owns an option to acquire claims. No minerals have yet been discovered on the property. The Company’s success will also be dependent upon its ability to raise sufficient capital to fund its exploration program and, if minerals are discovered, to mine the discovery on a timely and cost-effective basis.

Use of Estimates
The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Functional Currency
The Company’s functional currency is the Canadian dollar; however, the accompanying financial statements and footnotes refer to United States (“U.S.”) dollars unless Canadian dollars are specifically designated with “CDN”.

Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents at May 31, 2006.

Financial Instruments
At May 31, 2006, the fair value of the Company’s financial instruments approximate their carrying value based on their terms and interest rates.

Mineral Interests
Mineral interest acquisition costs include cash consideration and the estimated fair value of common shares issued for mineral properties, based on recent share issuances. Exploration and development expenditures are expensed in the period incurred until such time as the Company establishes the existence of commercial feasibility, at which time these costs will be deferred. Administrative expenditures are expensed in the period incurred.

The Cavalier Group
(An Exploration Stage Company)
Notes to Financial Statements

Mineral interest acquisition costs and related interest and financing costs may be deferred until the property is placed into production, sold or abandoned. Mineral interest acquisition costs will be deferred only when and if proven and probable reserves have been found to exist. No proven or probable reserves are currently known to exist.

Any deferred costs will be amortized on a unit-of-production basis over the estimated proven and probable reserves of the property following commencement of commercial production or written off if the property is sold, allowed to lapse or abandoned.

Earnings (loss) per Common Share
The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents. Diluted loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. At May 31, 2006, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

Income Taxes
The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes (SFAS 109). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Foreign Currency Translation
The accounts of the Company’s foreign operations have been translated into United States dollars. Assets and liabilities of those operations are translated in U.S. dollars using exchange rates as of the balance sheet date; income and expenses are translated using the average exchange rates for the reporting period. Translation adjustments are deferred in accumulated other comprehensive income (loss), a separate component of shareholders’ equity. There are no translation adjustments during the period.

Fiscal Year-end
The Company operates on a May 31 year-end.

(2)           Related Party Transactions

The Company’s president contributed office space to the Company for the period presented. The office space was valued at $100 per month based on the market rate in the local area and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.

The president contributed administrative services to the Company for the period presented. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such services, which equaled $50 per hour based on the level of services performed. The services are reported as contributed administrative services with a corresponding credit to additional paid-in capital.

The Cavalier Group
(An Exploration Stage Company)
Notes to Financial Statements

In February 2005, the Company sold 4,000,000 shares of its restricted common stock to its president for $4,000 ($.001/share).

(3)           Option Agreement on Mineral Interests

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

(4)           Shareholders’ Equity

The Company filed a Form SB-2 registration statement with the SEC on July 29, 2005 to offer up to 2,000,000 shares of the Company’s common stock at a price of $0.05 per share. The registration statement became effective on January 31, 2006. No shares were sold pursuant to the registration statement as of May 31, 2006.

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

(5)           Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

The Cavalier Group
(An Exploration Stage Company)
Notes to Financial Statements

	May 31,
	2006	2005
U.S. statutory federal rate	15.00%	15.00%
Contributed rent and services	-0.97%	-1.05%
Net operating loss for which no tax
benefit is currently available	-14.03%	-13.95%
	0.00%	0.00%

	May 31,
	2006	2005
Deferred tax assets	$3,036	$698
Deferred tax liabilities	-	-
Valuation allowance	(3,036)	(698)
	$-	$-

At May 31, 2006, deferred tax assets consisted of a net tax asset of $3,734, due to operating loss carryforwards of $24,895, which was fully allowed for, in the valuation allowance of $3,734. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The net operating loss carryforward expires through the year 2026.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company’s tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

Item 8. Changes In & Disagreements With Accountants on Accounting & Financial Disclosure

There have been no changes in or disagreements with our accountants on issues of accounting or financial disclosure since inception of Cavalier on February 11, 2005.

Item 8A. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of May 31, 2006, the end of the year to which this annual report relates, we have carried out an evaluation of the effectiveness of the design and operation of Cavalier’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Corporation's management, including our President. Based upon that evaluation, our President concluded that the disclosure controls and procedures are effective. There have been no changes in our internal controls or in other factors, which could affect internal controls.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Cavalier's reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Executive Officer as appropriate, to allow timely decisions regarding required disclosure.

We do not have an audit committee currently but we anticipate that one will be appointed as the current year progresses; however, the board committee that performed the equivalent functions of an audit committee was comprised of our President, Gerald W. Williams and our independent director, Roy D. West. None of our officers or directors has been determined to be an “audit committee financial expert”. The committee reviewed and discussed the audited financial statements with management and with the current Board of Directors. The committee has discussed with the independent auditors all matters required to be discussed. The committee has received the written disclosures and the letter from the independent accountants as required by Independence Standards Board Standard No. 1 and has discussed with the independent accountant the independent accountants’ independence.

Item 8B. Other Information

Code of Ethics

The Board of Directors on April 30, 2005 adopted a formal written Code of Business Conduct and Ethics and Compliance Program for all officers, directors and senior employees. The Code of Business Conduct and Ethics has been filed with this annual report as an exhibit and a copy is available upon written request by any person without charge. To obtain a copy, an interested party should contact our offices by telephone at (604) 597-0028 or write to 5728 - 125A Street, , Surrey, B.C. V3X 3G8.

Web Site

Cavalier does not maintain a Web site.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons

All directors of our Corporation hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. The officers of our Corporation are appointed by our board of directors and hold office until the earlier of their death, retirement, resignation or removal.

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Corporation	Age	Date First Elected / Appointed
Gerald W. Williams	President, Secretary, Treasurer and Director	56	February 11, 2005
Roy D. West	Director	56	November 01, 2005

Business Experience

None of the directors or officers has professional or technical accreditation in the exploration, development or operations of mining or mining related projects. During the past year, our president, Mr. Williams, spent approximately 15% of his time (approximately 9 hours per week) while Mr. West spent approximately 5% of his time (approximately 3 hours per week) on the affairs of Cavalier. For the coming year, it is anticipated that time commitment and requirement will remain approximately the same.

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Gerald W. Williams, a director serving as president and chief executive officer is, and has been, a management and business consultant since 1984. He is President, 1983 to present, of Sylco Investments Ltd., a private British Columbia company, incorporated in 1983 which is in the business of providing financial, management and consulting services to development and exploration stage businesses in Canada and the United States; he has been performing such services since 1983. Prior to that he spent 13 years in real estate sales, appraisal and land development. In addition, he is the President and a director of The Stallion Group, a Wyoming registered reporting issuer which is involved in the exploration business in British Columbia. He is not a director of any other corporation.

Roy D. West, a director has been retired since 2003. Prior to that date he spent four years as the equipment and tooling supply manager and thirteen years as the assistant for Okanagan University College in Kelowna, British Columbia and its vocational college predecessors where he was responsible for the procurement and handling of tooling and supplies for the industrial trades and aviation curricula at the college. He is not a director of any other corporations. He holds a current British Columbia Free Miner’s Certificate issued under the Mining Act (B.C.) which allows him to stake and hold mineral claims in the province of B.C.

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Item 9A. Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our Corporation with copies of all Section 16(a) reports they file.

To the best of our knowledge, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner, with the exception of the following: (n/a).

Item 10. Executive Compensation.

No chief executive officer of our Corporation received any cash or other compensation during the fiscal years ended May 31, 2006 or 2005. An affiliate of Cavalier provided office space to us at the deemed rate of $100 per month for a total of $1,200 during the past fiscal year. In addition, that same affiliate has contributed services to Cavalier during the year ended May 31, 2006 at a deemed amount of $200. The total of these amounts are charged to their appropriate expense items and an equal amount is posted to shareholder’s equity. No other executive officer of our Corporation received annual salary and/or bonus.

During the year ended May 31, 2006 we did not grant any stock options or stock appreciation rights to any of our directors or officers. There were no stock options exercised during the year ended May 31, 2006 and there were no stock options or stock appreciation rights outstanding on May 31, 2006.

We have no plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options); a compensation committee which has been established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

There are no management or other agreements with our directors or executive officers and we do not anticipate that written agreements will be put in place in the foreseeable future.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

There are no plans or arrangements in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Item 11. Security Ownership of Certain Beneficial Owners and Management & Related Stockholder Matters.

The following table sets forth, as of February 15, 2007, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Gerald W. Williams	4,000,000	62.5%
Directors and Officers (as a group)	4,000,000	62.5%

(1)

Based on 6,400,000 shares outstanding as of February 15, 2007 and, as to a specific person, shares issuable pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options within 60 days.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our Corporation.

Item 12. Certain Relationships and Related Transactions.

There have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest except as noted.

In February, 2005 we issued a total of 4,000,000 shares of restricted common stock to our president and chief executive officer, Gerald W. Williams. The fair market value of the shares, $4,000, was paid in cash.

As at the date of this annual report, we do not have any policies in place with respect to whether we will enter into agreements with related parties in the future.

Item 13A. Exhibits and Reports on Form 8-K.

The following reports on Form 8-K were filed during the year ended May 31, 2006: None

Item 13B. Exhibits and Reports Attached.

The following are exhibits to this Annual Report

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

The following Exhibits are filed as part of this report pursuant to Item 601 of Regulation K. All Exhibits have been previously filed unless otherwise noted.

Exhibit No.	Document Description

3.1 *	Articles of Incorporation of The Cavalier Group dated January 09, 2004.

3.2 *	Bylaws of The Cavalier Group dated January 28, 2004.

10.1 *	Option To Purchase And Royalty Agreement between The Cavalier Group and Larry Gervais of Timmins, Ontario, dated May 25, 2005 to acquire a 100% interest in the Casa 1-4 Mineral Claims, Ontario.

10.2	Code Of Business Conduct & Ethics and Compliance Program

* Incorporated by reference to SB-2 Registration Statement filed on January 18, 2006.

Item 14. Principal Accounting Fees and Services

Audit Fees: The aggregate fees billed for the fiscal year ended May 31, 2006 for professional services rendered by the principal accountant for the audit of our annual financial statements and the review of financial statements included in our filed Form 10Q was approximately $3,000 as compared to $3,000 for the similar period of the preceding fiscal year and for the period from inception on February 11, 2005 to May 31, 2005 the amount was approximately $6,000.

Audit-Related Fees: The aggregate fees billed for the fiscal year ended May 31, 2006 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review for the audit or review of our annual financial statements and the review of financial statements and are not reported under the previous item, Audit Fees, was approximately $0 versus $0 for the similar period last year and for the period from inception on February 11, 2005 to May 31, 2006 the amount was approximately $0.

Tax Fees: The aggregate fees billed for the fiscal year ended May 31, 2006 for professional services rendered by the principal accountant for tax compliance and tax planning was approximately $0 and for the period from inception on February 11, 2005 to May 31, 2006 the amount was approximately $0.

All Other Fees: The aggregate fees billed for the fiscal year ended May 31, 2006 for products and services provided by the principal accountant other than the services reported above was approximately $0 and for the period from inception on February 11, 2005 to May 31, 2006 the amount was approximately $0.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CAVALIER GROUP
 (Registrant)

By:           /s/ “Gerald W. Williams”

Gerald W. Williams, President, Secretary, Treasurer and Director (Principal Executive Officer, Chief Executive Officer, Principal Financial Officer and Chief Financial Officer)

Date: February 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:           /s/ “Gerald W. Williams”

Gerald W. Williams, President, Secretary, Treasurer and Director (Principal Executive Officer, Chief Executive Officer, Principal Financial Officer and Chief Financial Officer)

By:           /s/ “Roy D. West”

Roy D. West, Member of the Board of Directors

Date: February 15, 2007