Form 10QSB
period 2007-02-28
Cavalier Group
filed 2007-04-12
CIK 1333878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended FEBRUARY 28, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,490,000 shares of Common Stock as of April 10, 2007.

Transitional Small Business Format. Yes [   ] No [X]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE CAVALIER GROUP
(An Exploration Stage Company)
Condensed Balance Sheet
(Unaudited)
February 28, 2007

Assets
Current assets:
Cash	$28,759
$28,759

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$27,358
Total current liabilities	27,358

Shareholders’ equity (Notes 2 and 5):
Common stock, $.001 par value; 200,000,000 shares authorized,
7,490,000 shares issued and outstanding	7,490
Additional paid-in capital	71,910
Accumulated deficit	(78,107)
Cumulative translation adjustment	108
Total shareholders’ equity	1,401
$28,759

See accompanying notes to condensed financial statements

THE CAVALIER GROUP
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)

					February 11, 2005
					(Inception)
	Three Months Ended		Nine Months Ended		Through
	February 28,		February 28,		February 28,
Expenses:	2007	2006	2007	2006	2007
Contributed rent (Note 2)	$—	$300	$—	$900	$1,400
Contributed administrative support (Note 2)	50	50	150	150	500
Professional fees	1,000	800	5,730	2,850	14,630
Travel and meals	—	143	1,175	499	4,619
Office	3,854	1,237	10,210	3,359	15,984
Rent	600	—	1,800	—	1,800
Organization costs	—	—	—	—	250
Bank Charges	—	10	68	154	388
Licenses, permits, filing fees	1,306	827	1,406	3,918	5,701
Mineral interest exploration costs	—	—	26,458	—	26,458
Public relations	1,663	743	4,465	1,912	6,377
Total expenses	8,473	4,110	51,462	13,742	78,107

Loss before income taxes	(8,473)	(4,110)	(51,462)	(13,742)	(78,107)

Income tax provision (Note 4)	—	—	—	—	—

Net loss	$(8,473)	$(4,110)	$(51,462)	$(13,742)	$(78,107)

Basic and diluted loss per share	$-0.00	$-0.00	$-0.01	$-0.00

Basic and diluted weighted average
common shares outstanding	7,490,000	6,400,000	7,272,000	6,400,000

See accompanying notes to condensed financial statements

THE CAVALIER GROUP
(An Exploration Stage Company)
Condensed Statement of Changes in Shareholders' Equity
(Unaudited)

					Cumulative
					Translation
					Adjustment
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Par Value	Capital	Deficit	Income	Total
Balance at May 31, 2006	6,400,000	$6,400	$23,350	$(26,645)	$152	$3,257

July 2006, common stock sold in public
offering, less $5,000 of offering costs
($.05/share) (Note 5)	1,090,000	1,090	48,410	—	—	49,500
Administrative support contributed by
an officer (Note 2)	—	—	150	—	—	150
Comprehensive loss:
Net loss, for the nine months ended
February 28, 2007	—	—	—	(51,462)	—	(51,462)
Cumulative translation adjustment	—	—	—	—	(44)	(44)
Comprehensive loss	—	—	—	—	—	(51,506)

Balance at February 28, 2007	7,490,000	$7,490	$71,910	$(78,107)	$108	$1,401

See accompanying notes to condensed financial statements

THE CAVALIER GROUP
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			February 11,
			2005
			(Inception)
	Nine Months Ended		Through
	February 28,		February 28,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(51,462)	$(13,742)	$(78,107)
Adjustments to reconcile net loss to net cash
used in operating activities:
Office space and administrative support
contributed by an officer (Note 2)	150	1,050	1,900
Changes in operating assets and liabilities:
Deferred offering costs	5,000	(5,000)	—
Accrued liabilities	20,776	(2,000)	27,358
Net cash used in
operating activities	(25,536)	(19,692)	(48,849)

Cash flows from financing activities:
Proceeds from the sale of common stock	54,500	—	82,500
Offering costs	(5,000)	—	(5,000)
Net cash provided by
financing activities	49,500	—	77,500

Net change in cash	23,964	(19,692)	28,651

Effect of exchange rate changes on cash	(44)	119	108

Cash, beginning of period	4,839	26,344	—

Cash, end of period	$28,759	$6,771	$28,759

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

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

Under the terms of the Option Agreement, the Company is required to:

A.	Make option exploration expenditures as follows:

	Exploration
	Expenditures		Due Date
CDN	$30,000.00	*	October 31, 2006
CDN	120,000.00		October 31, 2007
	$150,000.00

B.	Make annual payments of CDN$50,000, commencing January 1, 2009, as long as the Company held any interest in the claim.

*	During the three months ended November 30, 2006, the Company incurred CDN$30,000 (US$26,458) for exploration expenditures under the option agreement.

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

Foreign Currency and Exchange Rates

Dollar costs of Cavalier’s property acquisition and planned exploration costs are in Canadian Dollars. For purposes of consistency and to express United States Dollars throughout this report, Canadian Dollars have been converted into United States currency at the rate of US $1.00 being approximately equal to CA $1.15 or CA $1.00 being approximately equal to US $0.86 which is the approximate average exchange rate during recent months and which is consistent with the incorporated financial statements.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE PERIOD ENDING FEBRUARY 28, 2007 SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-QSB.

Overview

We were incorporated in the State of Wyoming on February 11, 2005 as The Cavalier Group with a fiscal year end of May 31. Our statutory registered agent's office is located at 1620 Central Avenue, Suite 202, Cheyenne, Wyoming 82001 and our business office is located at 5728 - 125A Street, Surrey, British Columbia V3X 3G8; telephone (604) 597-0028. There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation. We are a start-up, exploration stage company engaged in the search for gold and related minerals. There is no assurance that a commercially viable mineral deposit, a reserve, exists in our claim or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility.

On April 25, 2005, we optioned a mineral property containing a four block mining claim in Ontario, Canada by entering into an Option To Purchase And Royalty Agreement with L. Gervais, the beneficial owner of the claims, an arms-length Ontario resident, to acquire the claims by making certain expenditures and carrying out certain exploration work on the claims. We can acquire a 100% interest in the claim subject to the expenditure of a total of CA $150,000 through a two-phase exploration program. In addition, the vendor retains a 3% net smelter royalty. After January 1, 2009 payments of CA $50,000 per year are to be made as advance royalty to Gervais so long as Cavalier retains an interest in the claim.

Under the terms of the agreement, Gervais granted to Cavalier the sole and exclusive right to acquire 100 percent of the right, title and interest of Gervais in the claims, subject to his receiving annual payments and a royalty, in accordance with the terms of the agreement, as follows:

1.	Cavalier must incur exploration expenditures on the claims of a minimum of CA $30,000, by October 31, 2006;
2.	Cavalier must incur exploration expenditures on the claims of a further CA $120,000, for an aggregate minimum exploration expense of CA $150,000, by October 31, 2007; and
3.	Upon exercise of the option, Cavalier is required to pay to Gervais, commencing January 1, 2009, the sum of CA $50,000 per annum, as prepayment of the net smelter royalty.

On February 28, 2007, the parties amended the agreement due to equipment malfunctions encountered during the drilling process. We agreed to revise the exploration costs incurred through October 31, 2006 and 2007 to CA $30,000 and CA $120,000, respectively. The original agreement called for exploration costs of $50,000 and $100,000, respectively, as of October 31, 2006 and 2007. The funds not spent on phase I will be added to the budget for phase II.

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

We completed all of the work under the proposed phase I exploration program with the exception of the diamond drilling phase on November 27, 2006. The drill rig that had been contracted ran into unexpected mechanical problems shortly after commencing work. The problems were not able to be corrected on site and our engineer was not able to locate another rig in reasonable time to complete the program. As a result, the diamond drill portion of the program was not carried out. Instead, we have agreed with Mr. Gervais, the owner of the claims, to delay the diamond drilling part of the program until phase II (thus decreasing the required expenditure on phase I and increasing the required expenditure under phase II by a corresponding amount). It is anticipated that we will have a report on the work accomplished during April, 2007.

The claims are unencumbered and there are no competitive conditions which affect the claims. Further, there is no insurance covering the claims. We believe that no insurance is necessary since the claims are unimproved and contain no buildings or improvements.

The names, tenure numbers, date of recording and expiration date of the claims are as follows:

Claim Name	Number	Recording Date	Expiry Date	Size (acres)
Casa 1	P 3012728	February 02, 2004	February 02, 2008	40
Casa 2	P 3012010	May 26, 2004	May 26, 2008	40
Casa 3	P 3019152	December 07, 2004	December 07, 2008	640
Casa 4	P 3019153	December 07, 2004	December 07, 2008	600

To keep the claims in good standing, such that they do not expire on the date indicated in the preceding, we must carry out the phase II exploration program prior to May 26, 2008 or pay $13,200 to prevent the claims from reverting to the Crown.

Mr. R. S. Middleton, P. Eng., authored the “Report On The Casa Claims Group Property”, dated May 19, 2005, in which he recommended a two-phase exploration program to properly evaluate the potential of the claims; he has now completed the field work in the first phase of the exploration program and is preparing a written report on the work. Mr. Middleton is a Professional Engineer in good standing in the Association of Professional Engineers of Ontario and the Geological Association of Canada. He is a graduate of the Michigan Technological University, (B.S., 1968 and M.S., 1969) and he has practiced his profession as an exploration geologist for more than 35 years.

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

History

No previous work has been performed on the property. We have now completed the field work of the first phase of our planned two-phase exploration program and expect to have a report on the results of that work in April, 2007.

Our Proposed Exploration Program – Plan of Operation

Our business plan is to proceed with the initial exploration of the Casa claims to determine if there are commercially exploitable deposits of gold and silver. Mr. R. S. Middleton, P. Eng., recommended a two-phase exploration program to properly evaluate the potential of the claims. We have now completed the field work of the first phase of our planned two-phase exploration program and expect to have a report on the results of that work shortly. If the report indicates that further work is warranted on the claims we will move forward with the planning of phase II for late 2007.

We do not claim to have any ores or reserves whatsoever at this time on our optioned claims.

Phase I of the recommended geological exploration program will cost $26,000 based on the report which is a reflection of local costs for the specified type of work; our most recent financial statements reflect this sum as a payable. We had $28,759 in cash reserves as of February 28, 2007.

Prior to making decisions as to phase II we will review the results of phase I and if the we have been successful in being able to add value to the claims through the phase I work we will commence funding phase II to be completed in mid to late 2007. Should phase I prove to have been unsuccessful in adding value to the claims, the option will be terminated and no further payments will be made.

Phase II will not be carried out until late 2007 or 2008 and will be contingent upon favourable results from phase I and any specific recommendations of Mr. Middleton. It will be directed towards a diamond drilling program. The second phase may require up to three weeks work and will cost approximately $90,000 comprised of wages, fees, camp, diamond drilling, assays and related. The cost estimate is also based on a reflection of local costs for the specified type of work. A further three months may be required for analysis, the preparation of a report and evaluation on the work accomplished.

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

At present, we have no employees, other than Messrs. Williams & West. Neither has an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future.

We intend to hire geologists, engineers and excavation subcontractors on an as needed basis. We have not entered into negotiations or contracts with any of them although it is our intention to retain Mr. Middleton as senior geological consultant as each phase of the exploration program proceeds. We do not intend to initiate negotiations or hire anyone until we receive proceeds from our offering.

Offices

Our offices are located at 5728 - 125A Street, Surrey, B.C. Canada V3X 3G8.

Risks

At present we do not know whether or not the claims contain commercially exploitable reserves of gold or any other valuable mineral. Additionally, the proposed expenditures to be made by us in the exploration of the claim may not result in the discovery of commercial quantities of ore. Problems such as unusual or unexpected formations and other unanticipated conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In that case, we would be unable to complete our business plan.

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

Results of Operations

Cavalier was incorporated on February 11, 2005; comparative periods for the three and nine month periods ended February 28, 2006, and February 11, 2005 (inception) through February 28, 2007 are presented in the following discussion.

Since inception, we have used our common stock to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities (less offering costs) from inception on February 11, 2005 to February 28, 2007 was $77,500 as a result of proceeds received from sales of our common stock.

The Corporation did not generate any revenues from operations for the quarter ended February 28, 2007. To date, we have not generated any revenues from our mineral exploration business.

REVENUES

REVENUE – Gross revenue for the quarter ended February 28, 2007 was $0 ($0 for the quarter ended February 28, 2006 $0 for the period from inception to February 28, 2007). For the nine month periods ended February 28, 2007 and February 28, 2006, the comparative numbers were $0 and $0.

COMMON STOCK – Since inception, we have used our common stock to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities during the nine months ended February 28, 2007 was $49,500 compared to $0 for the nine months ended February 28, 2006 and $77,500 received for the period from inception on February 11, 2005 through to and including February 28, 2007. 1,090,000 common shares were issued at a price of $0.05 per share during the past nine months pursuant to our SB-2 registration statement whereby a minimum of 1,000,000 shares were being offered for sale. The offering closed on July 31, 2006. No options or warrants were issued to issue shares at a later date in the most recent quarter.

EXPENSES

SUMMARY – Total expenses were $8,473 in the quarter ended February 28, 2007 compared to $4,110 in the previous quarter ended February 28, 2006 as the result of the commencement of Cavalier’s business plan through the completion of the field work of phase of our exploration program which was largely conceptual at this period last year. For the nine month periods ended February 28, 2007 and February 28, 2006, the comparative values were $51,462 and $13,742 respectively. The change in costs this quarter occurred as the result of our having completed the field work on phase I of the exploration program on our optioned claim and having accrued the expected cost as a payable. A total of $78,107 in expenses has been incurred since inception on February 11, 2005 through February 28, 2007. The costs can be subdivided into the following categories.

CONTRIBUTED EXPENSES: $50 in contributed expenses (for contributed administrative costs) were incurred for the quarter ended February 28, 2007 as compared to $350 for the period ended February 28, 2006 (for contributed rent and contributed administrative costs) while a total of $1,900 was incurred in the period from inception on February 11, 2005 to February 28, 2007. For the nine month periods ended February 28, 2007 and February 28, 2006, the comparative values were $150 and $1,050 respectively. The previous period and inception to date figures include contributed rent which was provided by an officer until May 31, 2006. Effective June 01, 2006, we are paying our share of the rent of our premises. Contributed support costs are expected to run consistent from period to period in the future. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

PROFESSIONAL FEES: Cavalier incurred $1,000 in professional fees for the quarter ended on February 28, 2007 as compared to $800 for the quarter ended February 28, 2006. For the nine month periods ended February 28, 2007 and February 28, 2006, the comparative values were $5,730 and $2,850 respectively. From inception to February 11, 2005, we have incurred a total of $14,630 in professional fees mainly spent on legal and accounting matters. This cost category will have frequent swings in spending depending on our legal and accounting requirements.

COMPENSATION: No compensation costs were incurred for the quarter ended February 28, 2007 and no direct compensation costs have been incurred since inception.

OFFICE EXPENSES: $3,854 in office costs were incurred in the most recent quarter which ended on February 28, 2007 while $1,237 was incurred for the quarter ended February 28, 2006. For the nine month periods ended February 28, 2007 and February 28, 2006, the comparative values were $10,210 and $3,359 respectively. Costs were higher for the current year as we entered the first stage of our exploration program whereas in the previous year Cavalier had not commenced operations. For the period February 11, 2005 (inception) through February 28, 2007 a total of $15,984 has been spent on office related expenses.

TRAVEL AND MEAL EXPENSES: No travel or meal costs were incurred in the most recent quarter which ended on February 28, 2007 and $143 was incurred for the quarter ended February 28, 2006. For the nine month periods ended February 28, 2007 and February 28, 2006, the comparative values were $1,175 and $499 respectively. For the period February 11, 2005 (inception) through February 28, 2007 a total of $4,619 has been spent on travel and meal expenses.

BUSINESS PROMOTION & PUBLIC RELATIONS EXPENSES: $1,664 in business promotion and public relations costs were incurred in the most recent quarter which ended on February 28, 2007 while $743 was incurred for the quarter ended February 28, 2006. For the nine month periods ended February 28, 2007 and February 28, 2006, the comparative values were $4,465 and $1,912 respectively. For the period February 11, 2005 (inception) through February 28, 2007 a total of $6,377 has been spent on business, promotion and related expenses.

INCORPORATION OR ORGANIZATION EXPENSES: $0 in incorporation costs were incurred in the most recent quarter and nine-month period which ended on February 28, 2007. By comparison, $0 was incurred for the similar periods in the previous fiscal year. For the period February 11, 2005 (inception) through February 28, 2007 a total of $250 has been spent on incorporation costs related to establishing our business.

OTHER GENERAL AND ADMINISTRATIVE COSTS: No “other” costs were incurred in the current quarter under review while $10 was incurred for the quarter ended February 28, 2006. For the nine month periods ended February 28, 2007 and February 28, 2006, the comparative values were $68 and $154 respectively. For the period February 11, 2005 (inception) through February 28, 2007, Cavalier has spent a total of $388 on other or miscellaneous expenses.

LICENCES, PERMITS AND FILING FEES: $1,306 in licences, permits and filing costs were incurred in the current quarter under review while $827 was incurred for the quarter ended February 28, 2006. For the six month periods ended February 28, 2007 and February 28, 2006, the comparative values were $1,406 and $3,918 respectively. For the period February 11, 2005 (inception) through February 28, 2007, Cavalier has spent a total of $5,701 on licences, permits and filing fees.

MINERAL EXPLORATION AND FILING FEES: No mineral exploration or related filing costs were incurred in the current quarter under review while $0 was incurred for the quarter ended February 28, 2006. For the nine month periods ended February 28, 2007 and February 28, 2006, the comparative numbers were $26,458 and $0 respectively. For the period February 11, 2005 (inception) through February 28, 2007, Cavalier has spent a total of $26,458 on mineral exploration and filing fees in exploring its optioned mineral property.

RENT: $600 in rental expenses were incurred in the current quarter under review while $0 was incurred for the quarter ended February 28, 2006. For the six month periods ended February 28, 2007 and February 28, 2006, the comparative values were $1,800 and $0 respectively. For the period February 11, 2005 (inception) through February 28, 2007, Cavalier has spent a total of $1,800 on rental expenses. Until May 31, 2006, rent was provided by an officer and director on the basis of contributed rent which was at no direct cost to Cavalier but which was previously included as part of the contributed expenses category. As of June 01, 2006, we are paying our share of the office rental at a rate of $200 per month which will remain constant for the foreseeable future.

NET CASH USED IN OPERATING ACTIVITIES: For the nine month period ended on February 28, 2007, $25,536 in net cash was used as compared to $19,692 having been used in the quarter ended February 28, 2006. A total of $48,849 in net cash has been used for the period from Inception on February 11, 2005 to February 28, 2007.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2006 or from the date of inception.

During the nine month period under review, Cavalier sold 1,090,000 shares of its common stock at a price of $0.05 pursuant to our SB-2 registration statement offering. As of the date of this report Cavalier has 7,490,000 common shares issued and outstanding.

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

Geophysical surveying involves the measurement of various physical properties of the rocks at the site as well as interpreting that information in terms of the structure and nature of the rock. This work gives a general understanding of the location and extent of mineralization at depth that are unreachable by surface excavations and provides a target for more extensive trenching and core drilling. The geologist took different surface and airborne measurements of the various physical properties of the rocks and will interpret the results in terms of what we are seeking in his report. These methods include magnetic, electrical and seismic measurements. In addition, soil, stream sediment and rock samples were taken that appeared to be of interest or which may have been markers indicating the possible presence of gold bearing rock in the area. Our engineer will then interpret all the data obtained, plot it on the map he generated and provide his best estimate of the chances of finding gold and what additional efforts we must undertake in a follow-up phase. We expect to have that final report on the first phase of exploration work in April.

We completed all of the work under the phase I exploration program with the exception of the diamond drilling phase on November 27, 2006. The drill rig that had been contracted ran into unexpected mechanical problems shortly after commencing work. The problems were not able to be corrected on site and our engineer was not able to locate another rig in reasonable time to complete the program. We have agreed with Mr. Gervais, the owner of the claims, to delay the diamond drilling part of the program until phase II. It is anticipated that we will have a report on the work accomplished in phase shortly.

Plan of Operation

Cavalier believes we can satisfy our cash requirements for the current fiscal year end of May 31, 2007 with available cash on hand. As of February 28, 2007, we had $1,401 in unallocated working capital.

For the balance of the current fiscal year to May 31, 2007 we will concentrate our efforts on the evaluation of the phase I work program on our optioned mineral property and seeking funding for the currently planned phase II in late 2007 or 2008. Following industry trends and demands, we are also considering the acquisition of other properties of merit. In either situation, a new public offering might be needed and completed during a subsequent period.

We have completed the field work of phase I of our exploration program at an estimated cost of $26,000, based on the recommendations of Mr. Middleton’s report, which costs are a reflection of local costs for the type of work program planned. We will proceed to phase II only if we are also successful in being able to secure the capital funding required to complete phase II and if phase I has proven to be successful. Similarly, if phase II is not successful, we will terminate the option on the claims.

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

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2007 and 2008. Management projects that we may require a total of $100,000 to $185,000 to fund our ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$35,000
Phase II exploration program	105,000
Working Capital	45,000
Total	$185,000

As at February 28, 2007, we had a working capital surplus of $1,401. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

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

There are no assurances that we will be able to obtain further funds required for our continued operations. We are pursuing various financing alternatives to meet our financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due.

Liquidity and Capital Resources

As of end of the last quarter on February 28, 2007, we have yet to generate any revenues from our business operations.

Since inception, we have used our common stock to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities from inception on February 11, 2005 to February 28, 2007 was $77,500 as a result of gross proceeds received from sales of our common stock (less offering costs). We issued 4,000,000 shares of common stock through a Section 4(2) offering in February, 2005 for cash consideration of $4,000. We issued 2,400,000 shares of common stock through a Regulation S offering in April, 2005 for cash consideration of $24,000 to a total of 10 placees. Finally, we issued 1,090,000 shares of common stock through a Regulation SB offering in June and July, 2006 for cash consideration of $54,500 to a total of 42 placees.

As of February 28, 2007, our total assets which consist entirely of cash and prepaid expenses amounted to $28,759 and our total liabilities were $27,358. Working capital stood at $1,401.

For the quarter ended February 28, 2007, the net loss was $8,473 ($0.0011 per share). The loss per share was based on a weighted average of 7,490,000 common shares outstanding. For the same period ended February 28, 2006, the corresponding number was a loss of $4,110 ($0.0006 per share) based on 6,400,000 shares outstanding. The net loss from Inception to February 28, 2007 is $78,107.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended February 28, 2007. Inflation is moderately higher than it was during 2006 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

Controls and Procedures

A. Disclosure

Our principal executive and financial officer has, as of the date of this report, evaluated the effectiveness of our disclosure controls and procedures and has concluded that our procedures and controls are effective. There have been no changes in the our internal controls or in other factors that could affect these controls, including any corrective actions with regard to deficiencies and material weaknesses.

B. Internal Control over Financial Reporting

Our certifying officers (principal executive and financial officer are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Arkanova. Our Chief Executive Officer and Chief Financial Officer have:

a)

designed a framework to evaluate the effectiveness of our internal control over our financial reporting as required by paragraph (c) of Rule 13a-15 or Rule 15d-15 through the use of ongoing review and checks and balances for all transactions and decisions; we have designed disclosure controls and procedures to ensure that material information relating to our affairs, including our consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of our disclosure controls and procedures as of the filing date of this quarterly report (the "Evaluation Date"); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; and

There have been no changes in the our internal controls or in other factors that could affect these controls including any corrective actions with regard to deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation is and has not been party to any legal proceedings in the preceeding quarter.

Item 2. Changes in Securities

Cavalier had 7,490,000 shares of common stock issued and outstanding as of April 10, 2007. Of these shares, approximately 4,000,000 shares are held by an affiliate of the Corporation; none of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended (the “Securities Act”).

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

Item 5. Other Information

Use of Proceeds

Net cash provided by financing activities from inception on February 11, 2005 to February 28, 2007 was $77,500 as a result of proceeds received from sales of our common stock. During that same period, the following table indicates how the proceeds have been spent to date:

Professional Fees	14,630
Mineral Interest Exploration Costs	26,458
Office Expenses	15,984
Licenses, Permits and Filing Fees	5,701
Organizational Costs	250
Business Promotion & Public Relations	6,377
Travel and Meals	4,619
Rent	1,800
Other Costs	388
Total Use of Proceeds to February 28, 2007	76,207

Common Stock

During the six month period ended February 28, 2007, 1,090,000 shares of common stock were issued at a price of $0.05 per share pursuant to our SB-2 registration statement which became effective on January 31, 2006. As of February 28, 2007, there were 7,490,000 shares issued and outstanding and as of April 10, 2007 there were 7,490,000 shares outstanding.

Options

No options were granted during the nine-month period ending February 28, 2007.

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K filed during the quarter ended February 28, 2007: NONE

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

Date: April 12, 2007

BY: /s/ “Gerald W. Williams”

Gerald W. Williams, President, Chief Executive Officer, Principal Executive Officer, Secretary, Treasurer, Chief Financial Officer, Principal Financial Officer and a Member of the Board of Directors

BY: /s/ “Roy D. West”

Roy D. West, Member of the Board of Directors