Form 10KSB
period 2007-05-31
Cavalier Group
filed 2007-08-28
CIK 1333878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended MAY 31, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____ to _______

Commission file number: 333-127016

THE CAVALIER GROUP
(Exact name of small business issuer in its charter)

Wyoming	98-0463119
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

1620 Central Avenue, Suite 202
Cheyenne, Wyoming	82001
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (888) 755-9766

Issuer’s E-mail address: cavaliergroup@gmail.com

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

7,490,000 common shares at $0.05* = $374,500. (* - last price at which the Corporation offered stock for sale under its SB-2 registration statement and last price at which shares were traded).

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date. 7,490,000 common shares issued and outstanding as of August 24, 2007.

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

In some cases, you can also identify forward-looking statements by terminology such as “may”, “will”, “should”, “plans”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" on page 14, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Business Development During Last Three Years

Overview

We were incorporated as The Cavalier Group, in the state of Wyoming on February 11, 2005. Since our incorporation, we have been in the business of the exploration and development of a mineral property approximately 1,320 acres in size in north-eastern, Ontario. Our property is without known reserves and our program is exploratory in nature. To date we have spent $0 on research and development activities and $20,603 on mineral interest exploration costs.

We have not been involved in any bankruptcy, receivership or similar proceeding nor has there been any material reclassification or merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of business

Our Current Business

We were incorporated as The Cavalier Group, in the State of Wyoming on February 11, 2005 and established a fiscal year end of May 31. We are a start-up, exploration stage Corporation engaged in the search for gold and related minerals; we have not yet generated or realized any revenues from our business operations. Our statutory registered agent's office and our business office is located at 1620 Central Avenue, Suite 202, Cheyenne, Wyoming 82001. The telephone number of our office is (888) 755-9766.

Mineral Exploration

On April 25, 2005, as amended on November 30, 2006, we optioned a property containing four claim blocks in Ontario, Canada by entering into an Option To Purchase And Royalty Agreement with Larry Gervais, the beneficial owner, an arms-length Ontario resident, to acquire the claims by making certain expenditures and carrying out certain exploration work.

Under the terms of the agreement, Gervais granted to Cavalier the sole and exclusive right to acquire 100 percent of the right, title and interest of Gervais in the Casa claims, subject to his receiving annual payments and a royalty, in accordance with the terms of the agreement, as follows:

1.

Cavalier must incur exploration expenditures on the claims of a minimum of $40,000, by October 31, 2006; On November 30, 2006, the parties amended the agreement due to equipment malfunctions encountered during the drilling process such as to revise the exploration costs incurred through October 31, 2006 and 2007 to CA $30,000. We incurred CA $22,790 (US $20,603) for exploration expenditures under the option agreement and in April 2007, obtained a waiver for the requirement to spend CA $30,000 by October 31, 2006;

2.	Cavalier must incur exploration expenditures on the claims of a further $110,000, for an aggregate minimum exploration expense of $140,000, by October 31, 2007; and
3.	Upon exercise of the option, Cavalier is required to pay to Gervais, commencing January 1, 2009, the sum of $50,000 per annum, as prepayment of the net smelter royalty.

If the results of phase I are unfavourable, we will terminate the option agreement and will not be obligated to make any subsequent payments. Similarly, if the results of phase II are unfavourable, we will terminate the option and will not be obligated to make any subsequent payments.

To date we have performed the first phase of the exploration program on the claims by spending $20,603; we have not spent any money on research and development activities.

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

The names, tenure numbers, date of recording and expiration date of the claims are as follows:

Claim Name	Tenure Number	Recording Date	Expiry Date	Size (acres)
Casa 1	P 3012728	February 02, 2004	February 02, 2008	40
Casa 2	P 3012010	May 26, 2004	May 26, 2008	40
Casa 3	P 3019152	December 07, 2004	December 07, 2008	640
Casa 4	P 3019153	December 07, 2004	December 07, 2008	600

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

Our Current and Proposed Exploration Program – Plan of Operation

Our business plan is to proceed with the continuation of the initial exploration of the Casa claims to determine if there are commercially exploitable deposits of gold and silver. We must conduct exploration to determine if gold exists on our properties and if any gold which is found can be economically extracted and profitably processed. Mr. R. S. Middleton, P. Eng., authored the “Report On The Casa Claims Group Property”, dated May 19, 2005, in which he recommended a two-phase exploration program to properly evaluate the potential of the claims. Mr. Middleton is a registered Professional Engineer in good standing in the Association of Professional Engineers of Ontario and the Geological Association of Canada. He is a graduate of the Michigan Technological University, (B.S., 1968 and M.S., 1969). He has practiced his profession as an exploration geologist for more than 35 years.

We completed all of the work under the proposed phase I exploration program with the exception of the diamond drilling phase on November 27, 2006. The drill rig that had been contracted ran into unexpected mechanical problems shortly after commencing work. The problems were not able to be corrected on site and our engineer was not able to locate another rig in reasonable time to complete the program. As a result, the diamond drill portion of the program was not carried out. Instead, we have agreed with the owner of the claims, to delay the diamond drilling part of the program until phase II (thus decreasing the required expenditure on phase I and increasing the required expenditure under phase II by a corresponding amount).

Phase II will not be carried out until 2008. It will be directed towards staking the additional claims adjacent to the existing boundaries, basic evaluation of the newly acquired area and diamond drilling and will cost approximately CA $265,000 comprised of wages, fees and camp costs, diamond drilling, assays and related. The cost estimate is a reflection of local costs for the specified type of work.

The work is phased in such a manner as to allow decision points to ensure that future work has a value and will provide better or additional information as to the viability of the claim. By utilizing a multi-phase work program, at the end of each phase a decision can be made as to whether the phase has provided the necessary information to increase the viability of the project. If the information obtained as a result of any phase indicates that there is no increased probability of finding an economically viable deposit at the end of the project, a determination would be made that the work should cease at that point. This is a standard procedure in the industry prior to the commitment of additional funding to move a project forward to the next phase of exploration.

We do not claim to have any ores or reserves whatsoever at this time on our optioned claims.

Employees

Initially, we intend to use the services of subcontractors for manual labour exploration work on our claims and an engineer or geologist to manage the exploration program. Our only employees will be Gerald W. Williams, our senior officer and a director and Mr. Roy D. West, a director.

At present, we have no employees, other than Messrs. Williams and West. Neither has an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employee.

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

Item 3. Legal Proceedings

We know of no material, active or pending legal proceedings against our Corporation, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4. Submissions of Matters to a Vote of Security Holders

Within the current fiscal year, no matters have been submitted to a vote of security holders.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Overview

Our common shares are issued in registered form. Pacific Stock Transfer Company is the registrar and transfer agent for our common shares and is located at 500 East Warms Springs Road, Las Vegas, Nevada.

On August 24, 2007 the shareholders' list of our common shares showed 58 registered shareholders holding 7,490,000 shares; there are no shares held by broker-dealers. There are 7,490,000 shares outstanding.

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

The common shares of The Cavalier Group are quoted on the NASD Over-The-Counter Bulletin Board under the symbol “CVLG”. As of the date of this report the shares were offered for sale at a price of $0.15 with a bid of $0.10. We believe that increasing the liquidity of our stock will allow Cavalier to be in a better position in which to seek public and private funding for its projects.

Equity Compensation Plan Information

No stock options or have been issued and there are no outstanding stock options and Cavalier does not have any stock option plans under consideration.

Recent Sales of Unregistered Securities

We have issued a total of 7,490,000 shares of our common stock. We issued 4,000,000 shares to our founder and president, Gerald W. Williams under Section 4(2) of the Act in February, 2005 and issued 2,400,000 shares to 8 individuals pursuant to Rule 903 of Regulation S of the Securities Act of 1933, as amended, in April, 2005. None of the above are deemed to be accredited investors and each was in possession of all material information relating to Cavalier. Further, no commissions were paid to anyone in connection with the sale of the shares and no general solicitation was made to anyone. In addition, we issued 1,090,000 shares which were sold pursuant to a Regulation S-B prospectus in July, 2006.

Changes in Securities

The Corporation had 7,490,000 shares of common stock issued and outstanding as of May 31, 2007. Of these shares, approximately 4,000,000 shares are held by an affiliate of the Corporation. A certain number of those shares can be resold in compliance with the limitations of Rule 144.

In general, under Rule 144, a person who has beneficially owned shares privately acquired directly or indirectly from us or from one of our affiliates, for at least one year, or who is an affiliate, is entitled to sell, within any three-month period, a number of shares that do not exceed the greater of 1% of the outstanding shares or the average weekly trading volume in our shares during the four calendar weeks immediately preceding such sale. Sales under Rule 144 are also subject to certain sale provisions, notice requirements and the availability of current public information about us. A person who is not deemed to have been an affiliate at any time during the 90 days preceding the sale, and who has beneficially owned restricted shares for at least two years, is entitled to sell all such shares under Rule 144 without regard to the volume limits, current public information requirements, manner of sale provisions or notice requirements.

Item 6. Management's Discussion and Analysis or Plan of Operation

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE PERIOD ENDING MAY 31, 2007 SHOULD BE

READ IN CONJUNCTION WITH THE CORPORATION’S FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-KSB

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

We were incorporated as The Cavalier Group in the state of Wyoming on February 11, 2005. Since our incorporation, we have been in the business of the exploration and development of a mineral property. Our optioned mining property consists of four mineral claims covering an area of approximately 1,320 acres. To the date of this report, we have spent $0 on research & development and $20,603 on claims exploration.

Comparative periods for the years ended May 31, 2007, February 11, 2005 (Inception) through May 31, 2006 and February 11, 2005 (Inception) through May 31, 2007 are presented in the following discussion.

Results of Operations

Since inception we have used common stock to raise money for our optioned mineral acquisition and corporate expenses. Net cash provided by financing activities from inception on February 11, 2005 to May 31, 2007 was $82,500 from proceeds received from sales of our common stock.

We have not generated revenues from our operations for the year ended May 31, 2007 or any prior period.

REVENUES

REVENUE: To date, we have not generated any revenues from our mineral exploration business.

COMMON SHARES: Since inception, we have used our common stock to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities in the most recent fiscal year ended May 31, 2007 was $54,500. In the fiscal year ended May 31, 2006 $28,000 cash was provided by financing activities. From inception on February 11, 2005 to May 31, 2007 $82,500 net cash was provided as a result of proceeds received from sales of our common stock.

No other shares or warrants or options were issued in the most recent fiscal year.

EXPENSES - SUMMARY

Expense Item	For the Year ended May 31, 2007	For the Year ended May 31, 2006	Feb. 11, 2005 (Inception) thru May 31, 2007
Contributed rent	—	1,200	1,400
Contributed administrative support	200	200	550
Professional fees	8,730	5,900	17,630
Travel and meals	1,175	2,884	4,619
Office	13,390	6,990	21,076
Rent	2,400	—	2,400
Organization costs	—	—	250
Bank charges	68	170	388
Licenses, permits, filing fees	1,885	4,295	6,180
Mineral interest acquisition & exploration	20,603	—	20,603
Public relations	5,202	—	5,202
TOTAL	53,653	21,639	80,298

During the year ended May 31, 2007 Cavalier incurred operating expenses of $53,653 as compared to $21,639 for the similar month period last year and a total of $80,298 for the period from inception on February 11, 2005 to May 31, 2007. The increase in the current year’s spending can be attributed to the Corporation moving forward with its business plan and the completion of our SB-2 registration statement. The costs incurred can be further subdivided into the following categories.

RESEARCH AND DEVELOPMENT: Cavalier has not incurred any expenses for research and development since inception on February 11, 2005.

CONTRIBUTED EXPENSES: $200 in contributed expenses (for contributed administrative costs) were incurred for the year ended May 31, 2007 while $200 was incurred in the period ended May 31, 2006. For the period February 11, 2005 (inception) through May 31, 2007 a total of $1,950 in contributed expenses has been reflected in the financial statements. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital. These costs remain relatively constant from quarter to quarter and year to year.

The Corporation’s president contributed office space to the Corporation from inception to May 31, 2006. The office space was valued at $100 per month based on the market rate in the local area. In addition, he contributed administrative services to the Corporation for the period presented. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such services, which equalled $50 per hour based on the level of services performed. Each of these are reported as contributed rent or administrative services with a corresponding credit to additional paid-in capital.

RENT: $2,400 in rental expenses were incurred in the current year under review while $0 was incurred for the year ended May 31, 2006. For the period February 11, 2005 (inception) through May 31, 2007, Cavalier has spent a total of $2,400 on rental expenses. From Inception to May 31, 2006, rent was provided by an officer and director on the basis of contributed rent which was at no direct cost to Cavalier but which was previously included as part of the contributed expenses category. As of June 01, 2006, we are paying our share of the office rental at a rate of $200 per month which will remain constant for the foreseeable future.

MINERAL EXPLORATION COSTS: We incurred $20,603 in mineral interest acquisition and exploration costs for the year ended May 31, 2007 and nil ($0) for the period ended May 31, 2006. For the period February 11, 2005 (inception) through May 31, 2007, $20,603 was recorded in performing exploration work on our optioned projects.

PROFESSIONAL FEES: Cavalier incurred $8,730 in professional fees for the fiscal year ended on May 31, 2007 as compared to $5,900 for the previous fiscal year. Increased costs were incurred in the past year as the result of the completion of the filing of an SB-2 registration statement and the attendant legal, accounting and filing expenses as well as the formal commencement of our operational business plan and the completion of Phase I of our exploration program on the Casa claims. From inception to February 11, 2005 we have incurred $17,630 in professional fees mainly spent on legal and accounting matters.

COMPENSATION: No compensation costs were incurred for the fiscal year ended on May 31, 2007 and none were incurred in the previous fiscal year which ended on May 31, 2006. From inception to May 31, 2007 there have been no charges to the compensation account.

OFFICE EXPENSES: $13,390 in office costs were incurred in the past year. By comparison, $6,990 was incurred for previous fiscal period ended May 31, 2006. For the period February 11, 2005 (inception) through May 31, 2007 a total of $21,076 has been spent on office related expenses. Office costs increased in the most recent year as the result of our commencement of full time business operations.

ORGANIZATIONAL COSTS: no such costs were incurred in fiscal year under review while $250 was incurred for the period ended May 31, 2005 in the initial organizing of Cavalier. For the period February 11, 2005 (inception) through May 31, 2007 we have spent a total of $250 on organizational expenses.

TRAVEL COSTS: $1,175 in travel expenses were incurred in fiscal year under review while $2,884 was incurred for the period ended May 31, 2006. For the period February 11, 2005 (inception) through May 31, 2007 Cavalier has spent a total of $4,619 on travel related costs.

LICENSES, PERMITS & FILING FEES: $1,885 in licences, permits and other filing fees were incurred in fiscal year under review while $4,295 was incurred for the period ended May 31, 2006. For the period February 11, 2005 (inception) through May 31, 2007 Cavalier has spent a total of $6,180 on licenses, permits, filing fees and related costs.

PUBLIC RELATIONS: $5,202 in public relations expenses were incurred in the current year under review while $0 was incurred for the year ended May 31, 2006. For the period February 11, 2005 (inception) through May 31, 2007, Cavalier has spent a total of $5,202 on public relations expenses.

OTHER COSTS: $68 in other costs were incurred in fiscal year under review while $170 was incurred during the period ended May 31, 2006. For the period February 11, 2005 (inception) through May 31, 2007 Cavalier has spent a total of $388 on other or miscellaneous expenses.

OTHER CONSIDERATIONS

NET CASH USED IN OPERATING ACTIVITIES: For the current year $57,035 in net cash was used as compared to $21,657 in the period ended May 31, 2006. A total of $75,348 in net cash has been used for the period from Inception on February 11, 2005 to May 31, 2007. Again the amounts have risen significantly in the most recent year as the result of our commencing full operations, completing our SB-2 registration statement and moving ahead with our business plan to complete the first phase of exploration on our optioned mineral claims.

INTEREST INCOME / EXPENSES: Cavalier has neither received nor paid interest since its inception.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2006 - 2007 or from the date of inception.

At the end of the fiscal year under review, May 31, 2007 and as of the date of this report, Cavalier had 7,490,000 common shares issued and outstanding.

MINERAL EXPLORATION OPERATIONS

Work on the Property by Cavalier - 2006 Geological Program

We completed the field work on the first phase of our exploration program in November, 2006 and received a report on the results of that work in May, 2007. We have paid approximately $20,603 for the completion of the work and report.

In November, 2006 Mr. R. S. Middleton, P. Eng., lead a work party through phase I of the planned two phase exploration program. Details of the work completed and the ensuing Geological Report on the Phase I Exploration Program on the Casa Claims Group Property indicates that the phase I program did not return the results we were initially seeking within the borders of the claim.

Overview - The phase I exploration program undertaken between November 15 and 27, 2006 consisted of the establishment of a grid of the area with permanent posts for future reference, an airborne electromagnetic and magnetic survey of the Casa Claims including an area five kilometres north, south, east and west of the claim boundaries and a number of rock, till and geological samples being taken from the property.

All of the work contemplated under the phase I exploration program was completed with the exception of the diamond drilling. The drill rig that had been contracted ran into unexpected mechanical problems shortly after commencing work. The problems were not able to be corrected on site and we were not able to locate another rig in reasonable time to complete the program before departing the area. As a result, the diamond drill portion of the program was not carried out. Instead, the parties agreed with the owner of the claims who was on-site monitoring the phase I exploration work, to delay the diamond drilling part of the program until phase II by decreasing the required expenditure on phase I and increasing the required expenditure under phase II by a corresponding amount.

The overall evaluations of the previous exploration programs were confirmed. Although no mineral values of interest were determined, vein structures and significant conductors were followed off the property to the east and north. The strongest anomalies were confirmed as being along the north margin of the claim and were continually traced better than one kilometre north of the existing claims boundary.

Phase I Exploration Program - Phase I began by mapping the claims and digitization and GIS referencing of all existing data on the claims including historical references. The Global Information System (GIS) referencing system entailed the production of a database whereby all previous known work on the claims (based on information filed with public information bodies such as the Ontario Ministry of Northern Development and Mines) was entered into a computer matrix and correlated based on map coordinates. The results of phase I testing were then entered and correlated to historical data which allowed for certain conclusions as to the best targets and areas to explore on future work programs.

Mineralization - During the establishment of the grid a new showing was located approximately 400 metres northeast of the area of the originally planned drilling. A grab sample from the top of a brecciated flow-top returned 3.6% copper, 96 g/t silver and 238 g/t gold.

The program also included stream and till sampling of the drainages crossing the mineralization. The streams sampled were juvenile systems with much non-mineralized till contributing to the transported sediments in the creek beds. The results reflect anomalous copper, gold and silver values that are related to mineralization but are erratic in the downstream decay of values, suggesting that there may be substantial contributions of unmineralized material due to fines from talus.

Geophysical Surveys - Comprehensive research of geophysical methods used and results obtained from previous surveys was also carried out as part of the planning process for further work on the claims which were then correlated with the results of the surveys run under this program.

The VLF-Ground Magnetic survey was carried out over the showings and the interpretation suggested that there are three linear magnetic lows running roughly parallel to the surface expression of the mineralization. This was interpreted to mean possible magnetite destruction in the volcanics due to alteration that would reflect some vertical conduits of mineralization through the volcanic pile.

Our survey identified two electromagnetic conductive zones north and west of the current claims. Two small claim blocks were located for subsequent surface surveys; the first of these was located immediately west of a small lake 1 kilometre north-northwest of the current claims. VLF-EM surveys were completed over a grid consisting of 100 metres spaced north-south lines with instrument readings taken at intervals of 25 metres along the grid lines. An electromagnetic conductor, partially coincident with higher magnetic readings, was found in the area of the centre of the claims where there are sulphide showings which are exposed in a number of shallow pits and trenches.

The second area we investigated was on the north side of a lake 2 kilometres west-northwest of the current claims. Here, a strong electromagnetic conductor was found to be coincident with high magnetic response over a width of between 15 and 30 metres and an apparent strike length of 350 metres. Drilling was recommended but not carried out as the area is outside the current claim boundaries.

Surface geophysical surveys, which included the area of the current claims, were undertaken. The survey grid established for this survey consisted of an east-west baseline (the southern boundary of the claims follows this baseline) and north-south survey lines at 100 metres intervals. This grid extends more than a kilometre north and east of the claims and the north-south crosslines throughout the grid area extend several hundred metres to the north.

A Max-Min electromagnetic survey, completed over the entire grid area, involved a coil separation of 200 metres and readings of two frequencies (444 Hz and 1777 Hz) were recorded at 25 metres intervals along the north-south grid lines. A major, in-phase and out-of-phase cross-over on both frequencies was identified on the easternmost grid line, 1 kilometre east of the eastern boundary of the current claims. This is coincident with a known exposure of sulphide mineralization in this area. A weaker in- and out-of-phase cross-over was encountered immediately south of the small lake adjacent to the current claims western boundary and in another area 600 metres further east. The cause of these is not known. A similar weak EM cross-over was detected immediately west of another known sulphide zone at the western limits of the grid some 1200 metres west of the current claim western boundary.

Conclusions - In view of the extension of favourable geology well beyond the boundaries of the current claim, plus the presence of several sulphide zones east, west and north of the claim, Mr. Middleton recommended that we seek to acquire additional claims prior to the initiation of further work in the Casa claims. The staking of an additional 50 mining claim units extending east, west and north of the current claim group is recommended at an estimated cost of CA $20,000. The new claims should then be subjected to a two phase exploration program at a cost of CA $245,000. If the staking of additional claims is concluded not to be an option or if we are unable to stake additional claims or if the area adjacent to the claims is owned by other parties and we are not able to negotiate suitable terms of acquisition he recommended that no further work be undertaken and that the property abandoned for lack of merit of the claim as presently owned.

General Discussion - In his report, Mr. Middleton concludes that it is worthy of note that sulphide mineralization on the Casa mining claims occurs along contacts between mafic metavolcanic rocks and felsic units. Based on the observed distribution of felsic and mafic metavolcanic rocks, a prospective and underexplored horizon is present in the central part of the claims area and may extend for a considerable distance both east and north of the current claims. Evidence for this are three known areas of sulphide mineralization east and north of the claims plus a similar, parallel belt of similar geology featuring two sulphide zones several hundred metres north of the current claims area.

He further notes that the Casa Claims property and surrounding area is considered to be underexplored for volcanogenic massive sulphide mineralization and recommends that in view of the extension of favourable geology well beyond the boundaries of the current claims, plus the presence of several sulphide zones east, west and north of the claims, it would be in order to acquire more ground prior to the initiation of further work in the Casa claims. The staking of an additional 50 mining claim units extending east, west and north of the current claims is recommended. If the staking of additional claims is concluded not to be an option, it is recommended that no further work be undertaken and the property abandoned for lack of merit of the claims as presently owned.

Although we may be able to carry out phase II in three distinct phases, we still must face the eventuality of the full expenditure to properly evaluate the claims.

Recommendations - If we determine that we should continue on with the projected two-phase exploration program, he proposes that a second phase be comprised of three parts – the staking of additional claims, the continuation of the exploration of the newly acquired claims and diamond drilling on the expanded claims group:

Phase 2A	Stake an additional 50 mining claims to the east, west and north of the existing claims with an estimated cost of:

Staking (pickets, paint, flagging etc.)	500
Filing fees	10,000
Wages and fees	7,000
Contingencies	2,500
Cost for Phase 2A – Staking (two weeks)	$20,000

Phase 2B. Effectively repeat the phase I general exploration program on the newly acquired claims by establishing a base line with 25-metre stations and cross lines run every 50 metres for 100 metres each side of the baseline; geologically map the grid; conduct an electromagnetic survey over the grid with readings taken every 25 metres along the lines; rock, till and geochemically sample those areas determined by the geological and EM surveys. These surveys will have an estimated cost as follows:

Grid materials (pickets, paint, flagging etc.)	2,500
Geological and Geochemical supplies	1,500
EM Survey (50 km x $200/km)	15,000
Wages and fees	50,000
Camp equipment, operation	10,000
Assaying	15,000
Contingencies	10,600
Cost for Phase 2B – Exploration (three - four weeks)	$105,000

Phase 2C Diamond drill a total of 4,000 feet over selected targets determined from phase 2B. It is anticipated that some additional geological mapping, prospecting and some geochemical sampling will take place as the drilling progresses; separate funding for that is not identified here but will be done coincident with the above program and will require three weeks to complete with an estimated cost of:

Transportation	5,000
Wages and fees	9,000
Diamond drilling (4000 ft x $20/ft)	80,000
Assaying	12,000
Field costs, including drill fuel ($5.00/ft.)	20,000
Contingencies	15,000
Total Costs for Phase 2C – Diamond Drilling	$140,000

Phase 2 Summary Costs

Phase 2A – Staking & Related	20,000
Phase 2A – Exploration & Geology	105,000
Phase 2C – Diamond Drilling	140,000
Total Costs for Phase 2	265,000

Although it is recommended that phase 2 be carried out in its entirety, it could be broken up over two years such that phases 2A & 2B be completed in the same year. Phase 2C could be postponed for one year depending on available funds.

It is then recommended that a new third phase be undertaken to diamond drill the property to depth and test for continuation of discovered anomalies.

Phase 3. The third phase of exploration would continue the diamond drill program if results from the phase 2 program remain positive. Cost of the third phase of exploration is estimated to be as follows and will require three to four weeks to complete:

Wages and fees	20,000
Camp equipment, operation	20,000
Diamond drilling (5000 ft x $20/ft)	100,000
Assaying and ICP Analyses	25,000
Camp cook, Industrial First Aid	5,000
Field costs ($5.00/ft)	25,000
Contingencies	20,000
Total Costs for Phase 3	215,000

Future Direction - The Board of Directors hesitates to commit to an expenditure of CA $265,000 without better results from phase I and without a better understanding of the geology of the lands surrounding the claim as well as the ability to acquire additional claims in the area. However, we are currently in negotiations with various firms and persons seeking to raise such capital to continue with the exploration program and additional claims. Success has been limited to date. We are also seeking access to claims surrounding the Casa claims group. At the same time, we are be seeking additional projects or other business opportunities.

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

Risks

At present we do not know whether or not the claims contain commercially exploitable reserves of gold or any other valuable mineral. Additionally, the proposed expenditures to be made by us in the exploration of the claims may not result in the discovery of commercial quantities of ore. Problems such as unusual or unexpected formations and other unanticipated conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In that a case, we would be unable to complete our business plan.

As a result of the completion of our SB-2 offering, we have sufficient financial resources to continue operations for the coming fiscal year but do not have the funds required to carry out the next phase of the recommend work program. Further, in order to complete future phases of our proposed exploration program we will need to raise additional funding. Even if the first phase of our exploration program is deemed to be successful there is no guarantee that we will be able to raise any additional capital in order to finance the second phase.

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

Use of Proceeds

Net cash provided by financing activities from inception on February 11, 2005 to May 31, 2007 was $82,500 as a result of proceeds received from the sale of our common stock. During that same period, the following table indicates how those proceeds have been spent to date:

Professional Fees	$17,630
Office Expenses	21,076
Organizational Costs	250
Travel Expenses	4,619
Licences, Permits & Filing Fees	6,180
Rent	2,400
Public Relations	5,202
Mineral Exploration	20,603
Miscellaneous Expenses	388
Total Use of Proceeds to May 31, 2007	$78,348

Plan of Operation

We believe we can satisfy our cash requirements through the fiscal year end of May 31, 2008 through current cash on hand and funds received as the result of the completion of the Corporation’s SB-2 offering as well as loans, private placement of our securities and the like.

For the current fiscal year we will concentrate our efforts on obtaining additional financing required for the completion of the second phase of the exploration program on our optioned mineral claim in north-eastern Ontario. We do not plan on completing phase II until late 2007 and will only commence phase II if we are able to secure the additional funding required.

Following industry trends and demands, we are also considering the acquisition of other resource properties. In either situation, a new public offering might be needed.

We do not expect any changes or more hiring of employees since contracts will be given to consultants and sub-contractor specialists in specific fields of expertise for the exploration work.

Liquidity and Capital Resources

As of end of the fiscal year on May 31, 2007 we have yet to generate any revenues from our business operations.

Since inception, we have used our common stock to raise money for our optioned mineral property and for corporate expenses. Net cash provided by financing activities for the fiscal year ended May 31, 2007 was $54,500. By comparison for the similar period last year, we raised $0. To date we have secured $82,500 in equity financing as the result of proceeds from the sale of common shares pursuant to the sale of 4,000,000 shares of common stock through a Section 4(2) offering in February, 2005 for cash consideration of $4,000 and for the issuance of 2,400,000 shares of common stock through a Regulation S offering in April, 2005 for cash consideration of $24,000. In addition, we received cash consideration of $54,500 through the sale of 1,090,000 common shares under our Regulation SB-2 prospectus offering in July, 2006. From inception on February 11, 2005 to May 31, 2007 we have been successful in raising $82,500 as a result of proceeds received from sales of our common stock.

As of May 31, 2007 our total assets which consist of cash and deferred offering costs amounted to $3,258 and our total liabilities were $3,000. Working capital stood at $258.

For the year ended May 31, 2007 our net loss was $53,653 ($0.0077 per share). The loss per share was based on a weighted average of 6,945,000 common shares outstanding. For the previous fiscal year the comparative numbers were a net loss of $21,369 and a loss per share of $0.0033 based on a weighted average of 6,400,000 shares outstanding. From inception on February 11, 2005 to May 31, 2007 we have incurred a net loss of $80,298.

Future Operations

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2007 - 2008. Management projects that we may require $365,000 to fund our ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$ 50,000
Phase II of the exploration program	265,000
Working Capital	50,000
Total	$365,000

As at May 31, 2007 we had a working capital surplus of $258. We plan to raise the additional capital required to meet the balance of our estimated funding requirements for the next twelve months primarily through the issuance of other privately placed securities. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase revenues.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended May 31, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

There are no assurances that we will be able to obtain further funds required for our continued operations. We are pursuing various alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due.

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

Research and Development

Research costs are expensed as incurred. During the year, $0 (2006 - $0) was incurred on research and development.

Mineral Exploration, Licenses, Permits and Filing Fees

Mineral exploration costs, licenses, permits and filing fees related to exploration matters are expensed as incurred. During the year, $20,603 (2006 - $0) was incurred on such costs.

Foreign Currency and Exchange Rates

The financial position and results of operations are determined using local currency (the Canadian Dollar) as the functional currency. Dollar costs of Cavalier’s property acquisition and planned exploration costs are in Canadian Dollars. For purposes of consistency and to express United States Dollars throughout this report, Canadian Dollars have been converted into United States currency. At May 31, 2007 the exchange rate was approximately CA $1.05 to US $1.00.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent fiscal year ended May 31, 2007. Inflation is moderately higher than it was during 2006 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

Item 7. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The Report of Independent Auditor's by Cordovano & Honeck, LLP, for the audited consolidated financial statements for the year ended May 31, 2007 is included herein immediately preceding the audited financial statements.

THE CAVALIER GROUP
(An Exploration Stage Company)
Index to Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
The Cavalier Group:

We have audited the accompanying balance sheet of The Cavalier Group as of May 31, 2007 and the related statements of operations, changes in shareholders’ equity, and cash flows for the years ended May 31, 2007 and 2006, and from February 11, 2005 (inception) through May 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Cavalier Group as of May 31, 2007, and the results of its operations and its cash flows for the years ended May 31, 2007 and 2006, and from February 11, 2005 (inception) through May 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

Cordovano and Honeck LLP
Englewood, Colorado
August 15, 2007

THE CAVALIER GROUP
(An Exploration Stage Company)
Balance Sheet
May 31, 2007

Assets
Current assets:
Cash	$3,258
Total assets	$3,258

Liabilities and Shareholders’ Equity
Current liabilities:
Accrued liabilities	$3,000
Total current liabilities	3,000

Shareholders’ equity (Note 2):
Common stock, $.001 par value; 200,000,000 shares authorized,
7,490,000 shares issued and outstanding	7,490
Additional paid-in capital	71,960
Accumulated deficit	(80,298)
Cumulative translation adjustment	1,106
Total shareholders’ equity	258
Total liabilities and shareholders’ equity	$3,258

See accompanying notes to financial statements

THE CAVALIER GROUP
(An Exploration Stage Company)
Statements of Operations

			February 11, 2005
			(Inception)
	For The Years Ended		Through
	May 31,		May 31,
Expenses:	2007	2006	2007
Contributed rent (Note 2)	$—	$1,200	$1,400
Contributed administrative support (Note 2)	200	200	550
Professional fees	8,730	5,900	17,630
Travel and meals	1,175	2,884	4,619
Office	13,390	6,990	21,076
Rent	2,400	—	2,400
Organization costs	—	—	250
Bank charges	68	170	388
Licenses, permits, filing fees	1,885	4,295	6,180
Mineral interest acquisition costs-Exploration	20,603	—	20,603
Public relations	5,202	—	5,202
Total expenses	53,653	21,639	80,298

Loss before income taxes	(53,653)	(21,639)	(80,298)

Income tax provision (Note 4)	—	—	—

Net loss	$(53,653)	$(21,639)	$(80,298)

Basic and diluted loss per share	$-0.01	$-0.00

Basic and diluted weighted average
common shares outstanding	6,945,000	6,400,000

See accompanying notes to financial statements

THE CAVALIER GROUP
(An Exploration Stage Company)
Statement of Changes in Shareholders' Equity

					Cumulative
					Translation
					Adjustment
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Par Value	Capital	Deficit	Income	Total
Balance at February 11, 2005 (inception)	—	$—	$—	$—	$—	$—

February 2005, common stock sold to an
officer ($.001/share) (Note 2)	4,000,000	4,000	—	—	—	4,000
April 2005 through May 2005, common
stock sold in private placement offering
($.01/share) (Note 4)	2,400,000	2,400	21,600	—	—	24,000
Office space and administrative support
contributed by an officer (Note 2)	—	—	350	—	—	350
Net loss, period ended May 31, 2005	—	—	—	(5,006)	—	(5,006)

Balance at May 31, 2005	6,400,000	6,400	21,950	(5,006)	—	23,344

Office space and administrative support
contributed by an officer (Note 2)	—	—	1,400	—	—	1,400
Comprehensive loss:
Net loss, period ended
February 28, 2006	—	—	—	(21,639)	—	(21,639)
Cumulative translation adjustment	—	—	—	—	152	152
Comprehensive loss	—	—	—	—	—	(21,487)

Balance at May 31, 2006	6,400,000	6,400	23,350	(26,645)	152	3,257

July 2006, common stock sold pursuant
to Form SB-2 registered offering at
$.05/share, net of $5,000 of offering
costs (Note 4)	1,090,000	1,090	48,410	—	—	49,500
Administrative support contributed
by an officer (Note 2)	—	—	200	—	—	200
Comprehensive loss:
Net loss, period ended
May 31, 2007	—	—	—	(53,653)	—	(53,653)
Cumulative translation adjustment	—	—	—	—	954	954
Comprehensive loss						(52,699)

Balance at May 31, 2007	7,490,000	$7,490	$71,960	$(80,298)	$1,106	$258

See accompanying notes to financial statements

THE CAVALIER GROUP
(An Exploration Stage Company)
Statements of Cash Flows

			February 11, 2005
			(Inception)
	For The Years Ended		Through
	May 31,		May 31,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(53,653)	$(21,639)	$(80,298)
Adjustments to reconcile net loss to net cash
used in operating activities:
Office space and administrative support
contributed by an officer (Note 2)	200	1,400	1,950
Changes in operating assets and liabilities:
Deferred offering costs	—	(5,000)	—
Accounts payable and accrued liabilities	(3,582)	3,582	3,000
Net cash used in
operating activities	(57,035)	(21,657)	(75,348)

Cash flows from financing activities:
Proceeds from the sale of common stock	54,500	—	82,500
Payments for offering costs	—	—	(5,000)
Net cash provided by
financing activities	54,500	—	77,500

Net change in cash	(2,535)	(21,657)	2,152

Effect of exchange rate changes on cash	954	152	1,106

Cash, beginning of period	4,839	26,344	—

Cash, end of period	$3,258	$4,839	$3,258

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

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

Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents at May 31, 2007.

Financial Instruments
At May 31, 2007, the fair value of the Company’s financial instruments approximate their carrying value based on their terms and interest rates.

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

Earnings (Loss) per Common Share
The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents. Diluted loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. At May 31, 2007, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

Recent Accounting Pronouncements
In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155 (SFAS 155), Accounting for Certain Hybrid Financial Instruments- an amendment of FASB Statements No. 133 and No. 140. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. The Company does not expect the adoption of SFAS 155 to have a material impact on its financial statements.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156 (“SFAS 156”), Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140, which requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract F-8

The Cavalier Group
(An Exploration Stage Company)
Notes to Financial Statements

under certain circumstances. The Company does not expect the adoption of SFAS 156 to materially impact its financial position or results of operations.

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to materially impact its financial position or results of operations.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of SFAS 157 to materially impact its financial position or results of operations.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to materially impact its financial position or results of operations.

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

*

During the three months ended November 30, 2006, the Company incurred CDN$22,790 (US$20,603) for exploration expenditures under the option agreement. In April 2007, the Company obtained a waiver for the requirement to expend CDN$30,000 by October 31, 2006.

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

The Cavalier Group
(An Exploration Stage Company)
Notes to Financial Statements

(5)        Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

	May 31,
	2007	2006
U.S. statutory federal rate	15.65%	15.00%
Contributed rent and services	-0.06%	-0.97%
Net operating loss for which no tax
benefit is currently available	-15.59%	-14.03%
	0.00%	0.00%

	May 31,
	2007	2006
Deferred tax assets	$8,363	$3,036
Deferred tax liabilities	-	-
Valuation allowance	(8,363)	(3,036)
	$-	$-

At May 31, 2007, deferred tax assets consisted of a net tax asset of $12,097, due to operating loss carryforwards of $78,348, which was fully allowed for, in the valuation allowance of $12,097. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The net operating loss carryforward expires through the year 2027.

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

Item 8A. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of May 31, 2007, the end of the year to which this annual report relates, we have carried out an evaluation of the effectiveness of the design and operation of Cavalier’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Corporation's management, including our President. Based upon that evaluation, our President concluded that the disclosure controls and procedures are effective. There have been no changes in our internal controls or in other factors, which could affect internal controls.

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

We do not have an audit committee currently but we anticipate that one will be appointed in the future; however, the board committee that performed the equivalent functions of an audit committee was comprised of our President, Gerald W. Williams and our independent director, Roy D. West. None of our officers or directors has been determined to be an “audit committee financial expert”. The committee reviewed and discussed the audited financial statements with management and with the Board of Directors. The committee has discussed with the independent auditors all matters required to be discussed. The committee has received the written disclosures and the letter from the independent accountants as required by Independence Standards Board Standard No. 1 and has discussed with the independent accountant the independent accountants’ independence.

Item 8B. Other Information

Code of Ethics

The Board of Directors on April 30, 2005 adopted a formal written Code of Business Conduct and Ethics and Compliance Program for all officers, directors and senior employees. The Code of Business Conduct and Ethics has been filed with this annual report as an exhibit and a copy is available upon written request by any person without charge. To obtain a copy, an interested party should contact our offices by telephone at (888) 755-9766 or write to 1620 Central Avenue, Suite 202, Cheyenne, Wyoming 82001.

Web Site

Cavalier does not maintain a Web site but has an e-mail address at “cavaliergroup@gmail.com”.

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

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Corporation	Age	Date First Elected / Appointed
Gerald W. Williams	President, Secretary, Treasurer and Director	57	February 11, 2005
Roy D. West	Director	57	November 01, 2005

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

Roy D. West, a director has been retired since 2003. Prior to that date he spent four years as the equipment and tooling supply manager and thirteen years as the assistant for Okanagan University College in Kelowna, British Columbia and its vocational college predecessors where he was responsible for the procurement and handling of tooling and supplies for the industrial trades and aviation curricula at the college. He is not a director of any other corporation. He holds a current British Columbia Free Miner’s Certificate issued under the Mining Act (B.C.) which allows him to stake and hold mineral claims in B.C.

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

Item 10. Executive Compensation.

No chief executive officer of our Corporation received any cash or other compensation during the fiscal years ended May 31, 2007 or 2006. An affiliate of Cavalier contributed services to Cavalier during the year ended May 31, 2007 at a deemed amount of $200. This amount is charged to the appropriate expense items and an equal amount is posted to shareholder’s equity. No other executive officer of our Corporation received annual salary and/or bonus.

During the year ended May 31, 2007 we did not grant any stock options or stock appreciation rights to any of our directors or officers. There were no stock options exercised during the year ended May 31, 2007 and there were no stock options or stock appreciation rights outstanding on May 31, 2007.

We have no plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which has been established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management & Related Stockholder Matters.

The following table sets forth, as of August 24, 2007, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Gerald W. Williams	4,000,000	53.4%
Directors and Officers (as a group)	4,000,000	53.4%

(1)

Based on 7,490,000 shares outstanding as of August 24, 2007 and, as to a specific person, shares issuable pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options within 60 days.

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

Item 13A. Exhibits and Reports on Form 8-K.

The following reports on Form 8-K were filed during the year ended May 31, 2007:

  April 27, 2006 – Results of Operations and Financial Condition – The Board of Directors announced the results of the first phase of exploration on the Casa Claims Group Property and an outline of the results of the program was provided.

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

Exhibit No.	Document Description

10.1	Code Of Business Conduct & Ethics and Compliance Program

Item 14. Principal Accounting Fees and Services

Audit Fees: The aggregate fees billed for the fiscal year ended May 31, 2007 for professional services rendered by the principal accountant for the audit of our annual financial statements and the review of financial statements included in our filed Form 10Q was approximately $6,000 as compared to $3,000 for the similar period of the preceding fiscal year and for the period from inception on February 11, 2005 to May 31, 2006 the amount was approximately $9,000.

Audit-Related Fees: The aggregate fees billed for the fiscal year ended May 31, 2007 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review for the audit or review of our annual financial statements and the review of financial statements and are not reported under the previous item, Audit Fees, was approximately $0 versus $0 for the similar period last year and for the period from inception on February 11, 2005 to May 31, 2007 the amount was approximately $0.

Tax Fees: The aggregate fees billed for the fiscal year ended May 31, 2007 for professional services rendered by the principal accountant for tax compliance and tax planning was approximately $0 and for the period from inception on February 11, 2005 to May 31, 2007 the amount was approximately $0.

All Other Fees: The aggregate fees billed for the fiscal year ended May 31, 2007 for products and services provided by the principal accountant other than the services reported above was approximately $0 and for the period from inception on February 11, 2005 to May 31, 2007 the amount was approximately $0.

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

Date: August 28, 2007

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

Date: August 28, 2007