Form 10QSB
period 2007-08-31
Cavalier Group
filed 2007-10-05
CIK 1333878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended AUGUST 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____to _______

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
Common Stock, $0.001 par value
(Title of class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ [X] ] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act) Yes [ ] No [ [X] ]

Indicate by check mark whether the registrant is a shell corporation (as defined in Rule 12b-2 of the Exchange Act) Yes [[X] ] No [ ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,490,000 shares of Common Stock as of October 03, 2007.

Transitional Small Business Format. Yes [ ] No [X]

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

THE CAVALIER GROUP
(An Exploration Stage Company)
Condensed Balance Sheet
(Unaudited)
August 31, 2007

Assets
Current assets:
Cash	$381
$381

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$2,000
Total current liabilities	2,000

Shareholders’ equity (Notes 2 and 5):
Common stock, $.001 par value; 200,000,000 shares authorized,
7,490,000 shares issued and outstanding	7,490
Additional paid-in capital	72,610
Accumulated deficit	(82,879)
Cumulative translation adjustment	1,160
Total shareholders’ equity	(1,619)
$381

See accompanying notes to condensed financial statements

THE CAVALIER GROUP
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)

			February 11, 2005
			(Inception)
	Three Months ended		Through
	August 31,		August 31,
Expenses:	2007	2006	2007
Contributed rent (Note 2)	$600	$—	$2,000
Contributed administrative support (Note 2)	50	50	600
Professional fees	1,195	3,930	18,825
Travel and meals	—	469	4,619
Office	258	1,958	21,334
Rent	—	600	2,400
Organization costs	—	—	250
Bank Charges	56	52	444
Licenses, permits, filing fees	—	—	6,180
Mineral Interest	—	—	20,603
Public relations	422	1,597	5,624
Total expenses	2,581	8,656	82,879

Loss before income taxes	(2,581)	(8,656)	(82,879)

Income tax provision (Note 4)	—	—	—

Net loss	$(2,581)	$(8,656)	$(82,879)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	6,945,000	6,945,000

See accompanying notes to condensed financial statements

THE CAVALIER GROUP
(An Exploration Stage Company)
Condensed Statement of Changes in Shareholders' Equity
(Unaudited)

					Cumulative
					Translation
					Adjustment
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Par Value	Capital	Deficit	Income	Total
Balance at February 11, 2005 (inception)	—	$—	$—	$—	$—	$—

February 2005, common stock sold to an
officer ($.001/share) (Note 2)	4,000,000	4,000	—	—	—	4,000
April 2005 through May 2005, common
stock sold in private placement offering
($.01/share) (Note 4)	2,400,000	2,400	21,600	—	—	24,000
Office space and administrative support
contributed by an officer (Note 2)	—	—	350	—	—	350
Net loss, period ended May 31, 2005	—	—	—	(5,006)	—	(5,006)

Balance at May 31, 2005	6,400,000	6,400	21,950	(5,006)	—	23,344

Office space and administrative support
contributed by an officer (Note 2)	—	—	1,400	—	—	1,400
Comprehensive loss:
Net loss, period ended
February 28, 2006	—	—	—	(21,639)	—	(21,639)
Cumulative translation adjustment	—	—	—	—	152	152
Comprehensive loss	—	—	—	—	—	(21,487)

Balance at May 31, 2006	6,400,000	6,400	23,350	(26,645)	152	3,257

July 2006, common stock sold pursuant
to Form SB-2 registered offering at
$.05/share, net of $5,000 of offering
costs (Note 4)	1,090,000	1,090	48,410			49,500
Administrative support contributed
by an officer (Note 2)			200			200
Comprehensive loss:
Net loss, period ended
May 31, 2007				(53,653)		(53,653)
Cumulative translation adjustment					954	954
Comprehensive loss						(52,699)
Balance at May 31, 2007	7,490,000	7,490	71,960	(80,298)	1,106	258

Office space and administrative support
contributed by an officer (Note 2)			650			650
Comprehensive loss:
Net loss, period ended
August 31, 2007				(2,581)		(2,581)
Cumulative translation adjustment					54	54
Comprehensive loss						(2,527)

Balance at August 31, 2007 (unaudited)	7,490,000	$7,490	$72,610	$(82,879)	$1,160	$(1,619)

See accompanying notes to condensed financial statements

THE CAVALIER GROUP
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			February 11, 2005
			(Inception)
	Three Months Ended		Through
	August 31,		August 31,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(2,581)	$(8,656)	(82,879)
Adjustments to reconcile net loss to net cash
used in operating activities:
Office space and administrative support
contributed by an officer (Note 2)	650	50	2,600
Changes in operating assets and liabilities:
Deferred offering costs	—	5,000	(5,000)
Accrued liabilities	(1,000)	(2,004)	2,000
Net cash used in
operating activities	(2,931)	(5,610)	(83,279)

Cash flows from financing activities:
Proceeds from the sale of common stock	—	54,500	82,500
Offering costs	—	(5,000)	—
Net cash provided by
financing activities	—	49,500	82,500

Net change in cash	(2,931)	43,890	(779)

Effect of exchange rate changes on cash	54	(25)	1,160

Cash, beginning of period	3,258	4,839	—

Cash, end of period	$381	$48,704	381

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	—
Interest	$—	$—	—

See accompanying notes to condensed financial statements

THE CAVALIER GROUP
(An Exploration Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the period ended May 31, 2007 as filed in its Form 10-KSB and should be read in conjunction with the notes thereto. The Company is in the exploration stage in accordance with Industry Guide 7. On April 25, 2005, the Company entered into an option agreement to acquire 100 percent of the right, title and interest in a mineral claim located in northeast Ontario, Canada. (see Note 3).

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

NOTE 2: RELATED PARTY TRANSACTIONS

The Company’s president contributed office space to the Company for the three months ended August 31, 2007. The office space was valued at $200 per month based on the market rate in the local area and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.

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

The Company’s president contributed office space to the Company from inception through May 31, 2006. The office space was valued at $100 per month based on the market rate in the local area and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.

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

As used in this annual report, the terms "we", "us", "our", and "Cavalier" mean The Cavalier Group.

Foreign Currency and Exchange Rates

Dollar costs of Cavalier’s property acquisition and planned exploration costs are in Canadian Dollars. For purposes of consistency and to express United States Dollars throughout this report, Canadian Dollars have been converted into United States currency at the rate of US $1.00 being approximately equal to CA $1.08 or CA $1.00 being approximately equal to US $0.93 which is the approximate average exchange rate during recent months and which is consistent with the incorporated financial statements.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE PERIOD ENDING AUGUST 31, 2007 SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-QSB.

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

1.

Cavalier must incur exploration expenditures on the claims of a minimum of $40,000, by October 31, 2006; On November 30, 2006, the parties amended the agreement due to equipment failure encountered during the drilling process such as to revise the exploration costs incurred through October 31, to CA $30,000. We actually incurred CA $22,790 for exploration expenditures and in April 2007, obtained a waiver for the requirement to spend CA $30,000 by October 31, 2006;

2.	Cavalier must incur exploration expenditures on the claims of a further $110,000, for an aggregate minimum exploration expense of $140,000, by October 31, 2007; and

3.	Upon exercise of the option, Cavalier is required to pay to Gervais, commencing January 1, 2009, the sum of $50,000 per annum, as prepayment of the net smelter royalty.

The parties amended the agreement due to equipment malfunctions encountered during the drilling process. We agreed with the owner of the claims to delay the diamond drilling part of the program until phase II (thus decreasing the required expenditure on phase I and increasing the required expenditure under phase II by a corresponding amount; the funds not spent on phase I will be added to the budget for phase II). A report on the work accomplished during 2006 (Geological Report for The Cavalier Group on the Phase I Exploration Program of the Casa Claims Group Property dated April 17, 2007 by R. S. Middleton, P. Eng.) was presented to the Board in May, 2007 and was discussed in our 10-KSB filing dated August 28, 2007. A brief summary is provided under the heading “Results of Operation – Exploration” on page 7.

The claims are located approximately 18 miles north of the Eades railway station north of Lake Abitibi which is 100 miles east of Cochrane and 500 miles north of Toronto, Ontario. Access is via muskeg tractor road and a gravel road (Road #643) that extends north to the west boundary of the property.

The claims are unencumbered and there are no competitive conditions which affect the claims. Further, there is no insurance covering the claims. We believe that no insurance is necessary since the claims are unimproved and contain no buildings or improvements.

Mr. R. S. Middleton, P. Eng., authored the “Report On The Casa Claims Group Property”, dated May 19, 2005, in which he recommended a two-phase exploration program to properly evaluate the potential of the claims; he has now completed the field work in the first phase of the exploration program and is prepared the Geological Report for The Cavalier Group on the Phase I Exploration Program of the Casa Claims Group Property dated April 17, 2007. Mr. Middleton is a Professional Engineer in good standing in the Association of Professional Engineers of Ontario and the Geological Association of Canada. He is a graduate of the Michigan Technological University, (B.S., 1968 and M.S., 1969) and he has practiced his profession as an exploration geologist for more than 35 years.

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

Phase II will not be carried out until late 2007 or 2008. It will be directed towards staking the additional claims adjacent to the existing boundaries, basic evaluation of the newly acquired area and diamond drilling at a cost of approximately CA $265,000 comprised of wages, fees and camp costs, diamond drilling, assays and related. The cost estimate is a reflection of local costs for the specified type of work.

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

We have insufficient financial resources to complete the second phase of our proposed exploration plan. Therefore, we will need to raise additional funding. Even if the second phase of our exploration program is deemed to be successful there is no guarantee that we will be able to raise any additional capital in order to finance future phases.

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

Results of Operations

Cavalier was incorporated on February 11, 2005; comparative periods for the three month periods ended August 31, 2006, and February 11, 2005 (inception) through August 31, 2007 are presented in the following discussion.

Since inception, we have used our common stock to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities (less offering costs) from inception on February 11, 2005 to August 31, 2007 was $82,500 as a result of proceeds received from sales of our common stock.

The Corporation did not generate any revenues from operations for the quarter ended August 31, 2007. To date, we have not generated any revenues from our mineral exploration business.

REVENUES

REVENUE – Gross revenue for the quarter ended August 31, 2007 was $0 ($0 for the quarter ended August 31, 2006) and $0 for the period from inception to August 31, 2007.

COMMON STOCK – Since inception, we have used our common stock to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities during the three months ended August 31, 2007 was $0 compared to $54,500 for the three months ended August 31, 2006 and $82,500 received for the period from inception on February 11, 2005 through to and including August 31, 2007. No options or warrants were issued to issue shares at a later date in the most recent quarter.

EXPENSES

Expense Item	For the First Quarter ended August 31, 2007	For the First Quarter ended August 31, 2006	Feb. 11, 2005 (Inception) thru August 31, 2007
Contributed rent	$ 600	$ —	$ 2,000
Contributed administrative support	50	50	600
Professional fees	1,195	3,930	18,825
Travel and meals	—	469	4,619
Office	258	1,958	21,334
Rent	—	600	2,400
Organization costs	—	—	250
Bank charges	56	52	444
Licenses, permits, filing fees	—	—	6,180
Mineral interest acquisition & exploration	—	—	20,603
Public relations	422	1,597	5,624
TOTAL	$ 2,581	$ 8,656	$ 82,879

SUMMARY – Total expenses were $2,581 in the quarter ended August 31, 2007 compared to $8,656 in the previous quarter ended August 31, 2006. The change in costs this quarter occurred as the result of our having completed the field work on phase I of the exploration program on our optioned claim. We have received the report and are determining how we will proceed for the balance of the fiscal year. A total of $82,879 in expenses has been incurred since inception on February 11, 2005 through August 31, 2007. The costs can be subdivided into the following categories.

CONTRIBUTED EXPENSES: $650 in contributed expenses ($50 for contributed administrative costs and $600 for contributed rent) were incurred for the quarter ended August 31, 2007 as compared to $50 for the period ended August 31, 2006 (for contributed administrative costs only) while a total of $2,600 was incurred in the period from inception on February 11, 2005 to August 31, 2007. An officer contributed office space to the Company for the three months ended August 31, 2007. The office space was valued at $200 per month based on the market rate in the local area and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital. Contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

PROFESSIONAL FEES: Cavalier incurred $1,195 in professional fees for the quarter ended on August 31, 2007 as compared to $3,930 for the quarter ended August 31, 2006. From inception to February 11, 2005, we have incurred a total of $18,825 in professional fees mainly spent on legal and accounting matters. This cost category will have frequent swings in spending depending on our legal and accounting requirements.

COMPENSATION: No compensation costs were incurred for the quarter ended August 31, 2007 and no direct compensation costs have been incurred since inception.

OFFICE EXPENSES: $258 in office costs were incurred in the most recent quarter which ended on August 31, 2007 while $1,958 was incurred for the quarter ended August 31, 2006. Costs were lower for the current year as we had previously completed the first stage of our exploration program. For the period February 11, 2005 (inception) through August 31, 2007 a total of $21,334 has been spent on office related expenses.

TRAVEL AND MEAL EXPENSES: No travel or meal costs were incurred in the most recent quarter which ended on August 31, 2007 and $469 was incurred for the quarter ended August 31, 2006. For the period February 11, 2005 (inception) through August 31, 2007 a total of $4,619 has been spent on travel and meal expenses.

BUSINESS PROMOTION & PUBLIC RELATIONS EXPENSES: $422 in business promotion and public relations costs were incurred in the most recent quarter which ended on August 31, 2007 while $1,597 was incurred for the quarter ended August 31, 2006. For the period February 11, 2005 (inception) through August 31, 2007 a total of $5,624 has been spent on business promotion and related expenses.

INCORPORATION OR ORGANIZATION EXPENSES: $0 in incorporation costs were incurred in the most recent quarter which ended on August 31, 2007 and $0 was incurred for the similar period in the previous fiscal year. For the period February 11, 2005 (inception) through August 31, 2007 a total of $250 has been spent on incorporation costs related to establishing our business.

OTHER GENERAL AND ADMINISTRATIVE COSTS: $56 in other costs were incurred in the current quarter under review and $52 was incurred for the quarter ended August 31, 2006. For the period February 11, 2005 (inception) through August 31, 2007, Cavalier has spent a total of $444 on other or miscellaneous expenses.

LICENCES, PERMITS AND FILING FEES: No licences, permits and filing costs were incurred in the current quarter under review and $0 was incurred for the quarter ended August 31, 2006. For the period February 11, 2005 (inception) through August 31, 2007, Cavalier has spent a total of $6,180 on licences, permits and filing fees.

MINERAL EXPLORATION AND FILING FEES: No mineral exploration or related filing costs were incurred in the current quarter under review while $0 was incurred for the quarter ended August 31, 2006. For the period February 11, 2005 (inception) through August 31, 2007, Cavalier has spent a total of $20,603 on mineral exploration and filing fees in exploring its optioned mineral property.

RENT: No rental expenses were incurred in the current quarter under review while $600 was incurred for the quarter ended August 31, 2006. For the period February 11, 2005 (inception) through August 31, 2007, Cavalier has spent a total of $2,400 on rental expenses.

NET CASH USED IN OPERATING ACTIVITIES: For the three month period ended on August 31, 2007, $2,931 in net cash was used as compared to $5,610 having been used in the quarter ended August 31, 2006. A total of $82,279 in net cash has been used for the period from Inception on February 11, 2005 to August 31, 2007.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2006, 2007 or from the date of inception.

During the three month period under review, Cavalier sold no shares of its common stock. As of the date of this report Cavalier has 7,490,000 common shares issued and outstanding.

Cavalier continues to carefully control its expenses and overall costs as it moves forward with the development of its business plan. We do not have any employees and engage personnel through outside consulting contracts or agreements or other such arrangements, including for legal, accounting and technical consultants.

EXPLORATION RESULTS

We completed all of the work under the phase I exploration program with the exception of the diamond drilling phase on November 27, 2006. Mr. Middleton provided his Geological Report for The Cavalier Group on the Phase I Exploration Program of the Casa Claims Group Property dated April 17, 2007 in summary of the results of phase I.

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

The report concludes that it is worthy of note that sulphide mineralization on the Casa mining claims occurs along contacts between mafic metavolcanic rocks and felsic units. Based on the observed distribution of felsic and mafic metavolcanic rocks, a prospective and underexplored horizon is present in the central part of the claims area and may extend for a considerable distance both east and north of the current claims. Evidence for this are three known areas of sulphide mineralization east and north of the claims plus a similar, parallel belt of similar geology featuring two sulphide zones several hundred metres north of the current claims area.

It is further noted that the Casa Claims property and surrounding area is considered to be underexplored for volcanogenic massive sulphide mineralization and recommends that in view of the extension of favourable geology well beyond the boundaries of the current claims, plus the presence of several sulphide zones east, west and north of the claims, it would be in order to acquire more ground prior to the initiation of further work in the Casa claims. The staking of an additional 50 mining claim units extending east, west and north of the current claims is recommended. If the staking of additional claims is concluded not to be an option, it is recommended that no further work be undertaken and the property abandoned for lack of merit of the claims as presently owned.

Although we may be able to carry out phase II in three distinct phases, we still must face the eventuality of the full expenditure to properly evaluate the claims.

The Board of Directors hesitates to commit to an expenditure of CA $265,000 without better results from phase I and without a better understanding of the geology of the lands surrounding the claim as well as the ability to acquire additional claims in the area. However, we are currently in negotiations with various firms and persons seeking to raise such capital to continue with the exploration program and additional claims. Success has been limited to date. We are also seeking access to claims surrounding the Casa claims group. At the same time, we are seeking additional projects or other business opportunities.

Plan of Operation

Cavalier cannot satisfy its cash requirements for the current fiscal year end of May 31, 2007 with available cash on hand. As of August 31, 2007, we had a deficit of $1,619 in unallocated working capital.

For the balance of the current fiscal year to May 31, 2007 we will concentrate our efforts on seeking funding for the currently planned phase II in late 2007 or 2008. Following industry trends and demands, we are also considering the acquisition of other properties of merit. In either situation, a new public offering might be needed and completed during a subsequent period.

We have completed the field work of phase I of our exploration program at a cost of $20,603. We will proceed to phase II only if we are also successful in being able to secure the capital funding required to complete phase II. If phase II is not successful, we will terminate the option on the claims.

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

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2007 - 2008. Management projects that we may require a total of up to $350,000 to fund our ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$35,000
Phase II exploration program	265,000
Working Capital	50,000
Total	$350,000

As at August 31, 2007, we had a working capital deficit of $1,619. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

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

Liquidity and Capital Resources

As of end of the last quarter on August 31, 2007, we have yet to generate any revenues from our business operations.

Since inception, we have used our common stock to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities from inception on February 11, 2005 to August 31, 2007 was $82,500 as a result of gross proceeds received from sales of our common stock. We issued 4,000,000 shares of common stock through a Section 4(2) offering in February, 2005 for cash consideration of $4,000. We issued 2,400,000 shares of common stock through a Regulation S offering in April, 2005 for cash consideration of $24,000 to a total of 10 placees. Finally, we issued 1,090,000 shares of common stock through a Regulation SB offering in June and July, 2006 for cash consideration of $54,500 to a total of 42 placees.

As of August 31, 2007, our total assets which consist entirely of cash and prepaid expenses amounted to $381 and our total liabilities were $2,000. Working capital stood at negative $1,619.

For the quarter ended August 31, 2007, the net loss was $2,581 ($0.0004 per share). The loss per share was based on a weighted average of 6,945,000 common shares outstanding. For the same period ended August 31, 2006, the corresponding number was a loss of $8,656 ($0.0012 per share) based on 6,945,000 shares outstanding. The net loss from Inception to August 31, 2007 is $82,879.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended August 31, 2007. Inflation is moderately higher than it was during 2006 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

B.	Internal Control over Financial Reporting

Our certifying officers (principal executive and financial officer)are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14). Our Chief Executive Officer and Chief Financial Officer have:

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

Cavalier had 7,490,000 shares of common stock issued and outstanding as of October 03, 2007. Of these shares, approximately 4,000,000 shares are held by an affiliate of the Corporation; none of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended (the “Securities Act”).

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

Use of Proceeds

Net cash provided by financing activities from inception on February 11, 2005 to August 31, 2007 was $82,500 as a result of proceeds received from sales of our common stock. During that same period, the following table indicates how the proceeds have been spent to date:

Professional Fees	18,825
Mineral Interest Exploration Costs	20,603
Office Expenses	21,334
Licenses, Permits and Filing Fees	6,180
Organizational Costs	250
Business Promotion & Public Relations	5,628
Travel and Meals	4,619
Rent	2,400
Other Costs	444
Total Use of Proceeds to August 31, 2007	80,279

Common Stock

During the three month period ended August 31, 2007, no shares of common stock were issued. As of August 31, 2007 and October 03, 2007 there were 7,490,000 shares issued and outstanding.

Options

No options were granted during the three-month period ending August 31, 2007.

Code of Ethics

The Board of Directors on April 30, 2005 adopted a formal written Code of Business Conduct and Ethics and Compliance Program for all officers, directors and senior employees. A copy of the Code of Business Conduct and Ethics is available upon written request by any person without charge. To obtain a copy, an interested party should contact our offices by telephone at (888) 755-9766 or write to 1620 Central Avenue, Suite 202, Cheyenne, Wyoming 82001.

Web Site

Cavalier does not maintain a Web site but has an e-mail address at “cavaliergroup@gmail.com”.

Item 6.	Exhibits and Reports on Form 8-K

Reports on Form 8-K filed during the quarter ended August 31, 2007: NONE

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

Date: October 05, 2007

BY:	/s/ “Gerald W. Williams”

Gerald W. Williams, President, Chief Executive Officer, Principal Executive
Officer, Secretary, Treasurer, Chief Financial Officer,
Principal Financial Officer and a Member of the Board of
Directors

BY:	/s/ “Roy D. West”

Roy D. West, Member of the Board of Directors