Form 10QSB
period 2007-11-30
Cavalier Group
filed 2008-01-22
CIK 1333878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended NOVEMBER 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,490,000 shares of Common Stock as of January 18, 2008.

Transitional Small Business Format. Yes [ ] No [X]

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

THE CAVALIER GROUP
(An Exploration Stage Company)
Condensed Balance Sheet
(Unaudited)
November 30, 2007

Assets
Current assets:
Cash	$6,226
$6,226

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,000
Notes payable:
Related party (Note 2)	5,000
Other (Note 5)	5,000
Accrued interest payable:
Related party (Note 2)	26
Other (Note 5)	50
Total current liabilities	11,076

Shareholders’ equity (Notes 2 and 6):
Common stock, $.001 par value; 200,000,000 shares authorized,
7,490,000 shares issued and outstanding	7,490
Additional paid-in capital	73,260
Accumulated deficit	(86,701)
Cumulative translation adjustment	1,101
Total shareholders’ equity	(4,850)
$6,226

See accompanying notes to condensed financial statements

THE CAVALIER GROUP
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)

					February 11, 2005
					(Inception)
	Three Months Ended		Six Months Ended		Through
	November 30,		November 30,		November 30,
Expenses:	2007	2006	2007	2006	2007
Contributed rent (Note 2)	$600	$—	$1,200	$—	$2,600
Contributed administrative support (Note 2)	50	50	100	100	650
Professional fees	1,020	800	2,215	4,730	18,845
Travel and meals	—	706	—	1,175	4,619
Office	1,822	4,398	2,080	6,356	23,156
Rent	—	600	—	1,200	2,400
Organization costs	—	—	—	—	250
Bank Charges	56	16	112	68	500
Licenses, permits, filing fees	1,060	100	60	100	6,240
Mineral Interest	—	26,458	—	26,458	20,603
Public relations	138	1,205	560	2,802	5,762
Total expenses	4,746	34,333	6,327	42,989	85,625
Operating loss	(4,746)	(34,333)	(6,327)	(42,989)	(85,625)

Interest expense	(76)	—	(76)	—	(76)

Loss before income taxes	(4,822)	(34,333)	(6,403)	(42,989)	(85,701)

Income tax provision (Note 4)	—	—	—	—	—

Net loss	$(4,822)	$(34,333)	$(6,403)	$(42,989)	$(85,701)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Basic and diluted weighted average
common shares outstanding	6,945,000	7,490,000	6,945,000	7,178,571

See accompanying notes to condensed financial statements

THE CAVALIER GROUP
(An Exploration Stage Company)
Condensed Statement of Changes in Shareholders' Equity
(Unaudited)

					Cumulative
					Translation
					Adjustment
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Par Value	Capital	Deficit	Income	Total
Balance at February 11, 2005 (inception)	—	$—	$—	$—	$—	$—

February 2005, common stock sold to an
officer ($.001/share) (Note 2)	4,000,000	4,000	—	—	—	4,000
April 2005 through May 2005, common
stock sold in private placement offering
($.01/share) (Note 6)	2,400,000	2,400	21,600	—	—	24,000
Office space and administrative support
contributed by an officer (Note 2)	—	—	350	—	—	350
Net loss, period ended May 31, 2005	—	—	—	(5,006)	—	(5,006)

Balance at May 31, 2005	6,400,000	6,400	21,950	(5,006)	—	23,344

Office space and administrative support
contributed by an officer (Note 2)	—	—	1,400	—	—	1,400
Comprehensive loss:
Net loss, period ended
February 28, 2006	—	—	—	(21,639)	—	(21,639)
Cumulative translation adjustment	—	—	—	—	152	152
Comprehensive loss	—	—	—	—	—	(21,487)

Balance at May 31, 2006	6,400,000	6,400	23,350	(26,645)	152	3,257

July 2006, common stock sold pursuant
to Form SB-2 registered offering at
$.05/share, net of $5,000 of offering
costs (Note 6)	1,090,000	1,090	48,410	—	—	49,500
Administrative support contributed
by an officer (Note 2)	—	—	200	—	—	200
Comprehensive loss:
Net loss, period ended
May 31, 2007	—	—	—	(53,653)	—	(53,653)
Cumulative translation adjustment	—	—	—	—	954	954
Comprehensive loss						(52,699)
Balance at May 31, 2007	7,490,000	7,490	71,960	(80,298)	1,106	258

Office space and administrative support
contributed by an officer (Note 2)	—	—	1,300	—	—	1,300
Comprehensive loss:
Net loss, period ended
November 30, 2007	—	—	—	(6,403)	—	(6,403)
Cumulative translation adjustment	—	—	—	—	(5)	(5)
Comprehensive loss						(6,408)

Balance at November 30, 2007	7,490,000	$7,490	$73,260	$(86,701)	$1,101	$(4,850)

See accompanying notes to condensed financial statements

THE CAVALIER GROUP
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			February 11, 2005
			(Inception)
	Six Months Ended		Through
	November 30,		November 30,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(6,403)	$(42,989)	(86,701)
Adjustments to reconcile net loss to net cash
used in operating activities:
Office space and administrative support
contributed by an officer (Note 2)	1,300	100	3,250
Changes in operating assets and liabilities:
Deferred offering costs	—	5,000	—
Accrued liabilities	(1,924)	22,446	1,076
Net cash used in
operating activities	(7,027)	(15,443)	(82,375)

Cash flows from financing activities:
Proceeds from the sale of common stock	—	54,500	82,500
Proceeds from the issuance of notes payable	10,000	—	10,000
Offering costs	—	(5,000)	(5,000)
Net cash provided by
financing activities	10,000	49,500	87,500

Net change in cash	2,973	34,057	5,125

Effect of exchange rate changes on cash	(5)	(130)	1,101

Cash, beginning of period	3,258	4,839	—

Cash, end of period	$6,226	$38,766	6,226

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	—
Interest	$—	$—	—

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

NOTE 2: RELATED PARTY TRANSACTIONS

The Company’s president contributed office space to the Company for the six months ended November 30, 2007. The office space was valued at $200 per month based on the market rate in the local area and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.

On October 23, 2007, the Company’s president loaned the Company $5,000 in exchange for a promissory note. The note carries a five percent interest rate and matures on October 23, 2008. Accrued interest payable on the note totaled $26 at November 30, 2007.

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

Under the terms of the Option Agreement, the Company is required to:

A.	Make option exploration expenditures as follows:

Exploration
Expenditures			Due Date
CDN	$30,000.00	*	October 31, 2006
CDN	130,000.00		October 31, 2008
	$160,000.00

B.	Make annual payments of CDN$50,000, commencing January 1, 2009, as long as the Company held any interest in the claim.

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

NOTE 5: NOTE PAYABLE

On September 18, 2007, an investor loaned the Company $5,000 in exchange for a promissory note. The note carries a five percent interest rate and matures on September 18, 2008. Accrued interest payable on the note totaled $50 at November 30, 2007.

NOTE 6: SHAREHOLDERS’ EQUITY

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

Foreign Currency and Exchange Rates

Dollar costs of Cavalier’s property acquisition and planned exploration costs are in Canadian Dollars. For purposes of consistency and to express United States Dollars throughout this report, Canadian Dollars have been converted into United States currency at the rate of US $1.00 being approximately equal to CA $1.00 or CA $1.00 being approximately equal to US $1.00 which is the approximate average exchange rate during recent months and which is consistent with the incorporated financial statements.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE PERIOD ENDING NOVEMBER 30, 2007 SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-QSB.

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

On April 25, 2005, as amended on November 30, 2006 and October 31, 2007, we optioned a property containing four claim blocks in Ontario, Canada by entering into an Option To Purchase And Royalty Agreement with Larry Gervais, the beneficial owner, an arms-length Ontario resident, to acquire the claims by making certain expenditures and carrying out certain exploration work.

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

2.	Cavalier must incur exploration expenditures on the claims of a further $130,000, for an aggregate minimum exploration expense of $160,000, by October 31, 2007; and
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

Phase II will not be carried out until late 2008. It will be directed towards staking the additional claims adjacent to the existing boundaries, basic evaluation of the newly acquired area and diamond drilling at a cost of approximately CA $265,000 comprised of wages, fees and camp costs, diamond drilling, assays and related. The cost estimate is a reflection of local costs for the specified type of work.

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

Results of Operations

Cavalier was incorporated on February 11, 2005; comparative periods for the six month periods ended November 20, 2007, November 30, 2006, and February 11, 2005 (inception) through November 30, 2007 are presented in the following discussion.

Since inception, we have used our common stock and advances from stockholders to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities (less offering costs) from inception on February 11, 2005 to November 30, 2007 was $87,500 as a result of proceeds received from sales of our common stock ($82,500) and advances from stockholders ($5,000).

The Corporation did not generate any revenues from operations for the quarter ended November 30, 2007. To date, we have not generated any revenues from our mineral exploration business.

REVENUES

REVENUE – Gross revenue for the quarter ended November 30, 2007 was $0 ($0 for the quarter ended November 30, 2006) and $0 for the period from inception to November 30, 2007.

COMMON STOCK – Since inception, we have used our common stock to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities during the six months ended November 30, 2007 was $0 compared to $54,500 for the six months ended November 30, 2006 and $82,500 received for the period from inception on February 11, 2005 through to and including November 30, 2007. No options or warrants were issued to issue shares at a later date in the most recent quarter.

EXPENSES

Expense Item	For the Second Quarter ended November 30, 2007	For the Second Quarter ended November 30, 2006	Feb. 11, 2005 (Inception) thru November 30, 2007
Contributed rent	$ 600	$ —	$ 2,600
Contributed administrative support	50	50	650
Professional fees	1,020	800	18,845
Travel and meals	—	706	4,619
Office	1,822	4,398	23,156
Rent	—	600	2,400
Organization costs	—	—	250
Bank charges	56	16	500
Licenses, permits, filing fees	1,060	100	6,180
Mineral interest acquisition & exploration	—	26,458	20,603
Public relations	138	1,205	5,762
TOTAL	$4,746	$34,333	$85,625

SUMMARY – Total expenses were $4,746 in the quarter ended November 30, 2007 compared to $34,333 in the previous quarter ended November 30, 2006. For the six month periods ended November 30, 2006 and November 30, 2005, the comparative values were $6,327 and $42,989 respectively. The change and reduction in costs this quarter occurred as the result of our having completed the field work on phase I of the exploration program on our optioned claim during the same period last year without a corresponding expenditure in the quarter or six months under review. We have received the report and are determining how we will proceed for the balance of the fiscal year. A total of $85,625 in expenses has been incurred since inception on February 11, 2005 through November 30, 2007. The costs can be subdivided into the following categories.

CONTRIBUTED EXPENSES: $650 in contributed expenses ($50 for contributed administrative costs and $600 for contributed rent) were incurred for the quarter ended November 30, 2007 as compared to $50 for the period ended November 30, 2006 (for contributed administrative costs only). For the six month periods ended November 30, 2006 and November 30, 2005, the comparative values were $1,300 and $100 respectively while a total of $3,250 was incurred in the period from inception on February 11, 2005 to November 30, 2007. An officer contributed office space to the Company for the six months ended November 30, 2007. The office space was valued at $200 per month based on the market rate in the local area and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital. Contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

PROFESSIONAL FEES: Cavalier incurred $1,020 in professional fees for the quarter ended on November 30, 2007 as compared to $800 for the quarter ended November 30, 2006. For the six month periods ended November 30, 2006 and November 30, 2005, the comparative values were $2,215 and $4,730 respectively. From inception to February 11, 2005, we have incurred a total of $18,845 in professional fees mainly spent on legal and accounting matters. This cost category will have frequent swings in spending depending on our legal and accounting requirements.

COMPENSATION: No compensation costs were incurred for the quarter ended November 30, 2007 and no direct compensation costs have been incurred since inception.

OFFICE EXPENSES: $1,822 in office costs were incurred in the most recent quarter which ended on November 30, 2007 while $4,398 was incurred for the quarter ended November 30, 2006. For the six month periods ended November 30, 2006 and November 30, 2005, the comparative values were $2,080 and $6,356 respectively. Costs were lower for the current year as we had previously completed the first stage of our exploration program. For the period February 11, 2005 (inception) through November 30, 2007 a total of $23,156 has been spent on office related expenses.

TRAVEL AND MEAL EXPENSES: No travel or meal costs were incurred in the most recent quarter which ended on November 30, 2007 and $706 was incurred for the quarter ended November 30, 2006. For the six month periods ended November 30, 2006 and November 30, 2005, the comparative values were $0 (nil) and $1,175 respectively. For the period February 11, 2005 (inception) through November 30, 2007 a total of $4,619 has been spent on travel and meal expenses.

BUSINESS PROMOTION & PUBLIC RELATIONS EXPENSES: $138 in business promotion and public relations costs were incurred in the most recent quarter which ended on November 30, 2007 while $1,205 was incurred for the quarter ended November 30, 2006. For the six month periods ended November 30, 2006 and November 30, 2005, the comparative values were $560 and $2,802 respectively and for the period February 11, 2005 (inception) through November 30, 2007 a total of $5,762 has been spent on business promotion and related expenses.

INCORPORATION OR ORGANIZATION EXPENSES: $0 in incorporation costs were incurred in the most recent quarter which ended on November 30, 2007 and $0 was incurred for the similar period in the previous fiscal year. For the period February 11, 2005 (inception) through November 30, 2007 a total of $250 has been spent on incorporation costs related to establishing our business.

OTHER GENERAL AND ADMINISTRATIVE COSTS: $56 in other costs were incurred in the current quarter under review and $16 was incurred for the quarter ended November 30, 2006. For the six month periods ended November 30, 2006 and November 30, 2005, the comparative values were $112 and $68 respectively whole for the period February 11, 2005 (inception) through November 30, 2007, Cavalier has spent a total of $500 on other general and administrative or miscellaneous expenses.

LICENCES, PERMITS AND FILING FEES: $1,060 in licences, permits and filing costs were incurred in the current quarter under review and $100 was incurred for the quarter ended November 30, 2006. For the six month periods ended November 30, 2006 and November 30, 2005, the comparative values were $60 and $100 respectively. For the period February 11, 2005 (inception) through November 30, 2007, Cavalier has spent a total of $6,240 on licences, permits and filing fees.

MINERAL EXPLORATION AND FILING FEES: No mineral exploration or related filing costs were incurred in the current quarter under review while $26,458 was incurred for the quarter ended November 30, 2006. For the six month periods ended November 30, 2006 and November 30, 2005, the comparative values were $o (nil) and $26,458 respectively. For the period February 11, 2005 (inception) through November 30, 2007, Cavalier has spent a total of $20,603 on mineral exploration and filing fees in exploring its optioned mineral property.

RENT: No rental expenses were incurred in the current quarter under review while $600 was incurred for the quarter ended November 30, 2006. For the six month periods ended November 30, 2006 and November 30, 2005, the comparative values were $0 (nil) and $1,200 respectively. For the period February 11, 2005 (inception) through November 30, 2007, Cavalier has spent a total of $2,400 on rental expenses.

ADVANCES FROM SHAREHOLDERS: In the most recent quarter, two shareholders, one of whom was our senior officer and a director, have each advanced the Corporation $5,000 for a total of $10,000 to assist the Corporation in its cash requirements and to be able to continue operations. No such advances were records in the previous quarter. The terms of the advances are that they are to be prepaid on in late September and early October, 2008 and bear interest at a rate of five (5%) percent per annum.

NET CASH USED IN OPERATING ACTIVITIES: For the six month period ended on November 30, 2007, $7,027 in net cash was used as compared to $15,443 having been used in the quarter ended November 30, 2006. A total of $82,375 in net cash has been used for the period from Inception on February 11, 2005 to November 30, 2007.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2006, 2007 or from the date of inception.

During the six month period under review, Cavalier sold no shares of its common stock. As of the date of this report Cavalier has 7,490,000 common shares issued and outstanding.

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

Plan of Operation

Cavalier cannot satisfy its cash requirements for the current fiscal year end of May 31, 2007 with available cash on hand. As of November 30, 2007, we had a deficit of $4,850 in unallocated working capital.

For the balance of the current fiscal year to May 31, 2008 we will concentrate our efforts on seeking funding for the currently planned phase II in late 2008. Following industry trends and demands, we are also considering the acquisition of other properties of merit and are looking to other projects that may be advantageous to the Corporation and its stockholders. In either situation, a new public offering might be needed and completed during a subsequent period.

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

As at November 30, 2007, we had a working capital deficit of $4,850. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

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

Liquidity and Capital Resources

As of end of the last quarter on November 30, 2007, we have yet to generate any revenues from our business operations.

Since inception, we have used our common stock and stockholder advances to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities from inception on February 11, 2005 to November 30, 2007 was $87,500 as a result of gross proceeds received from sales of our common stock and advances from stockholders. We issued 4,000,000 shares of common stock through a Section 4(2) offering in February, 2005 for cash consideration of $4,000. We issued 2,400,000 shares of common stock through a Regulation S offering in April, 2005 for cash consideration of $24,000 to a total of 10 placees. Finally, we issued 1,090,000 shares of common stock through a Regulation SB offering in June and July, 2006 for cash consideration of $54,500 to a total of 42 placees. In the latest quarter we accepted advances from stockholders totalling $10,000.

As of November 30, 2007, our total assets which consist entirely of cash and prepaid expenses amounted to $6,226 and our total liabilities were $11,076. Working capital stood at negative $4,850.

For the quarter ended November 30, 2007, the net loss was $4,822 ($0.0006 per share). The loss per share was based on a weighted average of 7,490,000 common shares outstanding. For the same period ended November 30, 2006, the corresponding number was a loss of $34,333 ($0.0049 per share) based on 6,945,000 shares outstanding. The net loss from Inception to November 30, 2007 is $85,701.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended November 30, 2007. Inflation is moderately higher than it was during 2006 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

Cavalier had 7,490,000 shares of common stock issued and outstanding as of January 18, 2008. Of these shares, approximately 4,000,000 shares are held by an affiliate of the Corporation; none of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended (the “Securities Act”).

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

Use of Proceeds

Net cash provided by financing activities from inception on February 11, 2005 to November 30, 2007 was $87,500 as a result of proceeds received from sales of our common stock and an advance from a stockholder. During that same period, the following table indicates how the proceeds have been spent:

Professional Fees	18,8425
Mineral Interest Exploration Costs	20,603
Office Expenses	23,156
Licenses, Permits and Filing Fees	6,240
Organizational Costs	250
Business Promotion & Public Relations	5,762
Travel and Meals	4,619
Rent	2,400
Other Costs	500
Total Use of Proceeds to November 30, 2007	82,375

Common Stock

During the six month period ended November 30, 2007, no shares of common stock were issued. As of November 30, 2007 and January 18, 2008 there were 7,490,000 shares issued and outstanding.

Options

No options were granted during the six month period ending November 30, 2007.

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

Reports on Form 8-K filed during the quarter ended November 30, 2007: NONE

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

Date: January 18, 2008

BY:	/s/ “Gerald W. Williams”

Gerald W. Williams, President, Chief Executive Officer, Principal Executive
Officer, Secretary, Treasurer, Chief Financial Officer,
Principal Financial Officer and a Member of the Board of
Directors

BY:	/s/ “Roy D. West”

Roy D. West, Member of the Board of Directors