Form 10-Q
period 2008-02-29
Cavalier Group
filed 2008-04-04
CIK 1333878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended FEBRUARY 29, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ x ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,490,000 shares of Common Stock as of April 4, 2008.

Transitional Small Business Format. Yes [ ] No [ X ]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE CAVALIER GROUP
(An Exploration Stage Company)
Condensed Balance Sheet
(Unaudited)
February 29, 2008

Assets
Current assets:
Cash	$5,492
$5,492

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$1,000
Notes payable:
Related party (Note 2)	5,000
Other (Note 5)	10,000
Accrued interest payable:
Related party (Note 2)	83
Other (Note 5)	146
Total current liabilities	16,229

Shareholders’ deficit (Notes 2 and 6):
Common stock, $.001 par value; 200,000,000 shares authorized,
7,490,000 shares issued and outstanding	7,490
Additional paid-in capital	73,910
Accumulated deficit	(92,306)
Cumulative translation adjustment	169
Total shareholders’ deficit	(10,737)
$5,492

See accompanying notes to condensed financial statements

THE CAVALIER GROUP
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)

					February 11, 2005
					(Inception)
	Three Months Ended		Nine Months Ended		Through
	February 29,		February 29,		February 29,
Expenses:	2008	2007	2008	2007	2008
Contributed rent (Note 2)	$600	$—	$1,800	$—	$3,200
Contributed administrative support (Note 2)	50	50	150	150	700
Professional fees	1,000	1,000	3,215	5,730	20,845
Travel and meals	—	—	—	1,175	4,619
Office	1,229	3,854	3,309	10,210	24,385
Rent	—	600	—	1,800	2,400
Organization costs	—	—	—	—	250
Bank Charges	206	—	318	68	706
Licenses, permits, filing fees	1,967	1,306	2,027	1,406	8,207
Mineral Interest	—	—	—	26,458	20,603
Public relations	400	1,663	960	4,465	6,162
Total expenses	5,452	8,473	11,779	51,462	92,077
Operating loss	(5,452)	(8,473)	(11,779)	(51,462)	(92,077)

Interest expense	(153)	—	(229)	—	(229)

Loss before income taxes	(5,605)	(8,473)	(12,008)	(51,462)	(92,306)

Income tax provision (Note 4)	—	—	—	—	—

Net loss	$(5,605)	$(8,473)	$(12,008)	$(51,462)	$(92,306)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Basic and diluted weighted average
common shares outstanding	7,490,000	7,490,000	7,490,000	7,272,000

See accompanying notes to condensed financial statements

THE CAVALIER GROUP
(An Exploration Stage Company)
Condensed Statement of Changes in Shareholders' Equity
(Unaudited)

					Cumulative
					Translation
					Adjustment
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Par Value	Capital	Deficit	Income	Total
Balance at February 11, 2005 (inception)	—	$—	$—	$—	$—	$—

February 2005, common stock sold to an
officer ($.001/share) (Note 2)	4,000,000	4,000	—	—	—	4,000
April 2005 through May 2005, common
stock sold in private placement offering
($.01/share) (Note 6)	2,400,000	2,400	21,600	—	—	24,000
Office space and administrative support
contributed by an officer (Note 2)	—	—	350	—	—	350
Net loss, period ended May 31, 2005	—	—	—	(5,006)	—	(5,006)

Balance at May 31, 2005	6,400,000	6,400	21,950	(5,006)	—	23,344

Office space and administrative support
contributed by an officer (Note 2)	—	—	1,400	—	—	1,400
Comprehensive loss:
Net loss, period ended
February 28, 2006	—	—	—	(21,639)	—	(21,639)
Cumulative translation adjustment	—	—	—	—	152	152
Comprehensive loss	—	—	—	—	—	(21,487)

Balance at May 31, 2006	6,400,000	6,400	23,350	(26,645)	152	3,257

July 2006, common stock sold pursuant
to Form SB-2 registered offering at
$.05/share, net of $5,000 of offering
costs (Note 6)	1,090,000	1,090	48,410	—	—	49,500
Administrative support contributed
by an officer (Note 2)	—	—	200	—	—	200
Comprehensive loss:
Net loss, period ended
May 31, 2007	—	—	—	(53,653)	—	(53,653)
Cumulative translation adjustment	—	—	—	—	954	954
Comprehensive loss						(52,699)
Balance at May 31, 2007	7,490,000	7,490	71,960	(80,298)	1,106	258

Office space and administrative support
contributed by an officer (Note 2)	—	—	1,950	—	—	1,950
Comprehensive loss:
Net loss, period ended
February 29, 2008	—	—	—	(12,008)	—	(12,008)
Cumulative translation adjustment	—	—	—	—	(937)	(937)
Comprehensive loss						(12,945)

Balance at February 29, 2008	7,490,000	$7,490	$73,910	$(92,306)	$169	$(10,737)

See accompanying notes to condensed financial statements

THE CAVALIER GROUP
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			February 11, 2005
			(Inception)
	Nine Months Ended		Through
	February 29,		February 29,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(12,008)	$(51,462)	(92,306)
Adjustments to reconcile net loss to net cash
used in operating activities:
Office space and administrative support
contributed by an officer (Note 2)	1,950	150	3,900
Changes in operating assets and liabilities:
Deferred offering costs	—	5,000	—
Accrued liabilities	(1,771)	20,776	1,229
Net cash used in
operating activities	(11,829)	(25,536)	(87,177)

Cash flows from financing activities:
Proceeds from the sale of common stock	—	54,500	82,500
Proceeds from the issuance of notes payable	15,000	—	15,000
Offering costs	—	(5,000)	(5,000)
Net cash provided by
financing activities	15,000	49,500	92,500

Net change in cash	3,171	23,964	5,323

Effect of exchange rate changes on cash	(937)	(44)	169

Cash, beginning of period	3,258	4,839	—

Cash, end of period	$5,492	$28,759	5,492

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	—
Interest	$—	$—	—

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

NOTE 2: RELATED PARTY TRANSACTIONS

The Company’s president contributed office space to the Company for the nine months ended February 29, 2008. The office space was valued at $200 per month based on the market rate in the local area and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.

On October 23, 2007, the Company’s president loaned the Company $5,000 in exchange for a promissory note. The note carries a five percent interest rate and matures on October 23, 2008. Accrued interest payable on the note totaled $83 at November 30, 2007.

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

Under the terms of the Option Agreement, the Company is required to:

A. Make option exploration expenditures as follows:

Exploration
Expenditures			Due Date
CDN	$ 30,000.00	*	October 31, 2006
CDN	130,000.00		October 31, 2008
	$ 160,000.00

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

On January 14, 2008, an investor loaned the Company $5,000 in exchange for a promissory note. The note carries a five percent interest rate and matures on January 14, 2009.

Accrued interest payable on the notes totaled $146 at February 29, 2008.

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

NOTE 7: SHARE EXCHANGE AGREEMENT

On January 20, 2008, the Company entered into a share exchange agreement with United Premier Medical Group, a Cayman corporation, and the shareholders of United Premier Medical Group. Pursuant to the terms of the share exchange agreement, the Company has agreed to acquire all of the issued and outstanding shares of United Premier Medical Group’s common stock in exchange for the Company’s issuance of 42,658,000 shares of its common stock to the shareholders of United Premier Medical Group.

Business of United Premier Medical Group

United Premier Medical Group is principally engaged in the business of infrastructure investment in boutique units in hospitals or medical centers of its business partners and providing hospital management and medical consultation services through cooperation with hospitals and medical institutions in the Peoples Republic of China and Macau on one hand and strategic alliances with medical institutions in the United States and experienced healthcare experts and medical consultants on the other hand.

Terms and Conditions of the Share Exchange Agreement

The following is a brief description of the terms and conditions of the share exchange agreement that are material to the Company:

1.

The representations and warranties of United Premier Medical Group, it’s shareholders and the Company set forth in the share exchange agreement remain true, correct and complete in all respects as of the closing;

2.

All of the covenants and obligations that the respective parties are required to perform or to comply with pursuant to the share exchange agreement at or prior to the closing must have been performed and complied with in all material respects;

3.	United Premier Medical Group and the Company having received duly executed copies of all third party consents and approvals contemplated by the share exchange agreement, if any;

4.	United Premier Medical Group and the Company having been reasonably satisfied with their due diligence investigations of the other party that is reasonable and customary in a similar transaction;

5.

United Premier Medical Group will have delivered to the Company audited financial statements prepared in accordance with United States GAAP and audited by an independent auditor registered with the Public Company Accounting Oversight Board in the United States; and

6.	The Company will adopt resolutions appointing nominees of United Premier Medical Group to the board of directors of the Company.

The anticipated closing date is April 30, 2008. Due to conditions precedent to closing, including but not limited to those set out above, and the risk that these conditions precedent will not be satisfied, there is no assurance that we will complete the share exchange.

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

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE PERIOD ENDING FEBRUARY 29, 2008 SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-Q.

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

On April 25, 2005, as amended on February 29, 2008 and October 31, 2007, we optioned a property containing four claim blocks in Ontario, Canada by entering into an Option To Purchase And Royalty Agreement with Larry Gervais, the beneficial owner, an arms-length Ontario resident, to acquire the claims by making certain expenditures and carrying out certain exploration work.

Under the terms of the agreement, Gervais granted to Cavalier the sole and exclusive right to acquire 100 percent of the right, title and interest of Gervais in the Casa claims, subject to his receiving annual payments and a royalty, in accordance with the terms of the agreement, as follows:

1.

Cavalier must incur exploration expenditures on the claims of a minimum of $40,000, by October 31, 2006; On February 29, 2008, the parties amended the agreement due to equipment failure encountered during the drilling process such as to revise the exploration costs incurred through October 31, to CA $30,000. We actually incurred CA $22,790 for exploration expenditures and on October 31, 2007, obtained a waiver for the requirement to spend CA $30,000 by October 31, 2007;

2.	Cavalier must incur exploration expenditures on the claims of a further $130,000, for an aggregate minimum exploration expense of $160,000, by October 31, 2008; and

3.	Upon exercise of the option, Cavalier is required to pay to Gervais, commencing January 1, 2009, the sum of $50,000 per annum, as prepayment of the net smelter royalty.

The parties amended the agreement due to equipment malfunctions encountered during the drilling process. We agreed with the owner of the claims to delay the diamond drilling part of the program until phase II (thus decreasing the required expenditure on phase I and increasing the required expenditure under phase II by a corresponding amount; the funds not spent on phase I will be added to the budget for phase II). A report on the work accomplished during 2006 (Geological Report for The Cavalier Group on the Phase I Exploration Program of the Casa Claims Group Property dated April 17, 2007 by R. S. Middleton, P. Eng.) was presented to the Board in May, 2007 and was discussed in our 10-KSB filing August 28, 2007.

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

Our Proposed Exploration Program – Plan of Operation

As the result of our inability to secure the financing required to carry on with the exploration of the Casa claims, we have temporarily suspended plans to continue with phase II of the exploration program.

Plan of Operation

On January 20, 2008, we entered into a share exchange agreement with United Premier Medical Group, a Cayman corporation, and the shareholders of United Premier Medical Group. Pursuant to the terms of the share exchange agreement, we have agreed to acquire all of the issued and outstanding shares of United Premier Medical Group’s common stock in exchange for the issuance by our company of 42,658,000 shares of our common stock to the shareholders of United Premier Medical Group. A copy of the share exchange agreement was attached as Exhibit 2.1 to our 8-K filing on January 21, 2008.

Employees

Our only employees are Gerald W. Williams and Roy D. West our senior officer and directors.

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

We have insufficient financial resources to complete the second phase of our proposed exploration plan and have elected to temporarily suspend operations on the Casa claim.

In regards to the acquisition of United Premier Medical Group, although we anticipate closing the transaction in April, 2008, there is no assurance that the closing will take place.

Results of Operations

Cavalier was incorporated on February 11, 2005; comparative periods for the six month periods ended November 20, 2007, February 29, 2008, and February 11, 2005 (inception) through February 29, 2008 are presented in the following discussion.

Since inception, we have used our common stock and advances from stockholders to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities (less offering costs) from inception on February 11, 2005 to February 29, 2008 was $97,500 as a result of proceeds received from sales of our common stock ($82,500), advances from stockholders ($15,000) less offering costs of $5,000.

The Corporation did not generate any revenues from operations for the quarter ended February 29, 2008. To date, we have not generated any revenues from our mineral exploration business.

REVENUES

REVENUE – Gross revenue for the quarter ended February 29, 2008 was $0 ($0 for the quarter ended February 29, 2008) and $0 for the period from inception to February 29, 2008.

COMMON STOCK – Since inception, we have used our common stock to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities during the nine months ended February 29, 2008 was $15,000 compared to $49,500 for the nine months ended February 28, 2007 and $92,500 for the period from inception on February 11, 2005 through to and including February 29, 2008. No options or warrants were issued to issue shares at a later date in the most recent quarter.

EXPENSES

Expense Item	For the 3rd Quarter ended February 29, 2008	For the 3rd Quarter ended February 29, 2007	Feb. 11, 2005 (Inception) thru February 29, 2008
Contributed rent	$ 600	$ —	$ 3,200
Contributed administrative support	50	50	700
Professional fees	1,000	1,000	20,845
Travel and meals	—	—	4,619
Office	1,229	3,854	24,385
Rent	—	600	2,400
Organization costs	—	—	250
Bank charges	206	—	706
Licenses, permits, filing fees	1,967	1,306	8,207
Mineral interest acquisition & exploration	—	—	20,603
Interest expenses payable on advances	153	—	229
Public relations	400	1,663	6,162
TOTAL	$5,605	$8,473	$92,077

SUMMARY – Total expenses were $5,605 in the quarter ended February 29, 2008 compared to $8,473 in the previous quarter ended February 28, 2007. For the nine month periods ended February 29, 2008 and February 28, 2007, the comparative values were $12,008 and $51,462 respectively. A total of $92,306 in expenses has been incurred since inception on February 11, 2005 through February 29, 2008. The costs can be subdivided into the following categories.

CONTRIBUTED EXPENSES: $650 in contributed expenses ($50 for contributed administrative costs and $600 for contributed rent) were incurred for the quarter ended February 29, 2008 as compared to $50 for the period ended February 28, 2007 (for contributed administrative costs only). For the nine month periods ended February 29, 2008 and February 28, 2007, the comparative values were $1,950 and $150 respectively while a total of $3,900 was incurred in the period from inception on February 11, 2005 to February 29, 2008. An officer contributed office space to the Company for the nine months ended February 29, 2008. The office space was valued at $200 per month based on the market rate in the local area and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital. Contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

PROFESSIONAL FEES: Cavalier incurred $1,000 in professional fees for the quarter ended on February 29, 2008 as compared to $1,000 for the quarter ended February 28, 2007. For the nine month periods ended February 29, 2008 and February 28, 2007, the comparative values were $3,215 and $5,730 respectively. From inception to February 11, 2005, we have incurred a total of $20,845 in professional fees mainly spent on legal and accounting matters. This cost category will have frequent swings in spending depending on our legal and accounting requirements.

COMPENSATION: No compensation costs were incurred for the quarter ended February 29, 2008 and no direct compensation costs have been incurred since inception.

OFFICE EXPENSES: $1,229 in office costs were incurred in the most recent quarter which ended on February 29, 2008 while $3,854 was incurred for the quarter ended February 28, 2007. For the nine month periods ended February 29, 2008 and February 28, 2007, the comparative values were $3,309 and $10,210 respectively. Costs were lower for the current year as we had previously completed the first stage of our exploration program. For the period February 11, 2005 (inception) through February 29, 2008 a total of $24,385 has been spent on office related expenses.

TRAVEL AND MEAL EXPENSES: No travel or meal costs were incurred in the most recent quarter which ended on February 29, 2008 and no costs were incurred for the quarter ended February 28, 2007. For the nine month periods ended February 29, 2008 and February 28, 2007, the comparative values were $0 (nil) and $1,175 respectively. For the period February 11, 2005 (inception) through February 29, 2008 a total of $4,619 has been spent on travel and meal expenses.

BUSINESS PROMOTION & PUBLIC RELATIONS EXPENSES: $400 in business promotion and public relations costs were incurred in the most recent quarter which ended on February 29, 2008 while $1,663 was incurred for the quarter ended February 28, 2007. For the nine month periods ended February 29, 2008 and February 28, 2007, the comparative values were $960 and $4,465 respectively and for the period February 11, 2005 (inception) through February 29, 2008 a total of $6,162 has been spent on business promotion and related expenses.

INCORPORATION OR ORGANIZATION EXPENSES: $0 in incorporation costs were incurred in the most recent quarter which ended on February 29, 2008 and $0 was incurred for the similar period in the previous fiscal year. For the period February 11, 2005 (inception) through February 29, 2008 a total of $250 has been spent on incorporation costs related to establishing our business.

OTHER GENERAL AND ADMINISTRATIVE COSTS: $206 in other costs were incurred in the current quarter under review and $0 (nil) was incurred for the quarter ended February 28, 2007. For the nine month periods ended February 29, 2008 and February 28, 2007, the comparative values were $318 and $68 respectively whole for the period February 11, 2005 (inception) through February 29, 2008, Cavalier has spent a total of $706 on other general and administrative or miscellaneous expenses.

LICENCES, PERMITS AND FILING FEES: $1,967 in licences, permits and filing costs were incurred in the current quarter under review and $1,306 was incurred for the quarter ended February 28, 2007. For the nine month periods ended February 29, 2008 and February 28, 2007, the comparative values were $2,027 and $1,406 respectively. For the period February 11, 2005 (inception) through February 29, 2008, Cavalier has spent a total of $8,207 on licences, permits and filing fees.

MINERAL EXPLORATION AND FILING FEES: No mineral exploration or related filing costs were incurred in the current quarter under review and none were incurred for the quarter ended February 28, 2007. For the nine month periods ended February 29, 2008 and February 28, 2007, the comparative values were $0 (nil) and $26,458 respectively. For the period February 11, 2005 (inception) through February 29, 2008, Cavalier has spent a total of $20,603 on mineral exploration and filing fees in exploring its optioned mineral property.

RENT: No rental expenses were incurred in the current quarter under review while $600 was incurred for the quarter ended February 28, 2007. For the nine month periods ended February 29, 2008 and February 28, 2007, the comparative values were $0 (nil) and $1,800 respectively. For the period February 11, 2005 (inception) through February 29, 2008, Cavalier has spent a total of $2,400 on rental expenses.

INTEREST EXPENSE: $153 in interest expenses was incurred in the quarter under review while $0 (nil) was incurred for the quarter ended February 28, 2007. For the nine month periods ended February 29, 2008 and February 28, 2007, the comparative values were $229 and $0 (nil) respectively. For the period February 11, 2005 (inception) through February 29, 2008, Cavalier has spent a total of $229 on interest expenses related to the terms of the advances from shareholders.

ADVANCES FROM SHAREHOLDERS: In the most recent nine-month period, two shareholders, one of whom was our senior officer and a director, have advanced the Corporation $5,000 and $10,000 for a total of $15,000 to assist the Corporation in its cash requirements and to be able to continue operations. No such advances were records in the previous quarter or nine-month period. The terms of the advances are that they are to be prepaid on in late September, early October, 2008 and January 2,009 and bear interest at a rate of five (5%) percent per annum.

NET CASH USED IN OPERATING ACTIVITIES: For the nine month period ended on February 29, 2008, $11,829 in net cash was used as compared to $25,536 having been used in the quarter ended February 28, 2007. A total of $87,177 in net cash has been used for the period from Inception on February 11, 2005 to February 29, 2008.

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

EXPLORATION RESULTS

No exploration work has been carried out on our optioned mineral claims in the most recent nine month period. We have been unsuccessful in our efforts to raise the capital required to move ahead with Phase II of the proposed exploration program and have temporarily suspended operation on the Casa claims.

Plan of Operation

Cavalier cannot satisfy its cash requirements for the current fiscal year end of May 31, 2007 with available cash on hand. As of February 29, 2008, we had a deficit of $10,737 in unallocated working capital.

On January 20, 2008, we entered into a share exchange agreement with United Premier Medical Group, a Cayman corporation, and the shareholders of United Premier Medical Group. Pursuant to the terms of the share exchange agreement, we have agreed to acquire all of the issued and outstanding shares of United Premier Medical Group’s common stock in exchange for the issuance by our company of 42,658,000 shares of our common stock to the shareholders of United Premier Medical Group. A copy of the share exchange agreement was attached as Exhibit 2.1 to our 8-K filing on January 21, 2008.

For the balance of the current fiscal year to May 31, 2008 we will concentrate our efforts on completing our planned merger with United Premier Medical Group.

Business of United Premier Medical Group

United Premier Medical Group is principally engaged in the business of infrastructure investment in boutique units in hospitals or medical centres of its business partners and providing hospital management and medical consultation services through co-operation with hospitals and medical institutions in the Peoples Republic of China and Macau on one hand and strategic alliances with medical institutions in the United States and experienced healthcare experts and medical consultants on the other hand.

Terms and Conditions of the Share Exchange Agreement

The following is a brief description of the terms and conditions of the share exchange agreement that are material to our company:

1.

The representations and warranties of United Premier Medical Group, it’s shareholders and our company set forth in the share exchange agreement remain true, correct and complete in all respects as of the closing;

2.	All of the covenants and obligations that the respective parties are required to perform or to comply with pursuant to the share exchange agreement at or prior to the closing must have been performed and complied with in all material respects;

3.	United Premier Medical Group and our company having received duly executed copies of all third party consents and approvals contemplated by the share exchange agreement, if any;

4.	United Premier Medical Group and our company having been reasonably satisfied with their due diligence investigations of the other party that is reasonable and customary in a similar transaction;

5.

United Premier Medical Group will have delivered to our company audited financial statements prepared in accordance with United States GAAP and audited by an independent auditor registered with the Public Company Accounting Oversight Board in the United States; and

6.	our company will adopt resolutions appointing nominees of United Premier Medical Group to the board of directors of our company.

The foregoing description of the share exchange agreement is qualified in its entirety by the contents of the share exchange agreement. Due to conditions precedent to closing, including but not limited to those set out above, and the risk that these conditions precedent will not be satisfied, there is no assurance that we will complete the share exchange.

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

As at February 29, 2008, we had a working capital deficit of $10,737. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

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

There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our obligations as they become due.

Liquidity and Capital Resources

As of end of the last quarter on February 29, 2008, we have yet to generate any revenues from our business operations.

Since inception, we have used our common stock and stockholder advances to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities from inception on February 11, 2005 to February 29, 2008 was $92,500 as a result of gross proceeds received from sales of our common stock and advances from stockholders. We issued 4,000,000 shares of common stock through a Section 4(2) offering in February, 2005 for cash consideration of $4,000. We issued 2,400,000 shares of common stock through a Regulation S offering in April, 2005 for cash consideration of $24,000 to a total of 10 placees. Finally, we issued 1,090,000 shares of common stock through a Regulation SB offering in June and July, 2006 for cash consideration of $54,500 to a total of 42 placees. In the latest nine-month period we accepted advances from stockholders totalling $15,000.

As of February 29, 2008, our total assets which consist entirely of cash and prepaid expenses amounted to $5,492 and our total liabilities were $16,229. Working capital stood at negative $10,737.

For the quarter ended February 29, 2008, the net loss was $12,008 ($0.0007 per share). The loss per share was based on a weighted average of 7,490,000 common shares outstanding. For the same period ended February 28, 2007, the corresponding number was a loss of $34,333 ($0.0016 per share) based on 7,490,000 shares outstanding. The net loss from Inception to February 29, 2008 is $92,306.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended February 29, 2008. Inflation is moderately higher than it was during 2006 and 2007 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

Item 2. Changes in Securities

Cavalier had 7,490,000 shares of common stock issued and outstanding as of April 4, 2008. Of these shares, approximately 4,000,000 shares are held by an affiliate of the Corporation; none of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended (the “Securities Act”).

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

Item 5. Other Information

Use of Proceeds

Net cash provided by financing activities from inception on February 11, 2005 to February 29, 2008 was $92,500 as a result of proceeds received from sales of our common stock and an advance from a stockholder. During that same period, the following table indicates how the proceeds have been spent:

Professional Fees	20,845
Mineral Interest Exploration Costs	20,603
Office Expenses	24,385
Licenses, Permits and Filing Fees	8,207
Organizational Costs	250
Business Promotion & Public Relations	6,162
Travel and Meals	4,619
Rent	2,400
Interest Paid or Payable	229
Other Costs	706
Total Use of Proceeds to February 29, 2008	92,306

Common Stock

During the six month period ended February 29, 2008, no shares of common stock were issued. As of February 29, 2008 and April 4, 2008 there were 7,490,000 shares issued and outstanding.

Options

No options were granted during the nine month period ending February 29, 2008.

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

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K filed during the quarter ended February 29, 2008:

  January 21, 2008 – Entry into a Definitive Material Agreement – The Board of Directors announced entry into a share exchange agreement between The Cavalier Group and United Premier Medical Group.
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

Date: April 4, 2008

BY:	/s/ “Gerald W. Williams”

Gerald W. Williams, President, Chief Executive Officer, Principal Executive
Officer, Secretary, Treasurer, Chief Financial Officer, Principal
Financial Officer and a Member of the Board of Directors

BY:	/s/ “Roy D. West”

Roy D. West, Member of the Board of Directors