Form 10-K
period 2008-05-31
CHINA HEALTH CARE CORP
filed 2008-08-29
CIK 1333878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2008
OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-127016

CHINA HEALTH CARE CORPORATION
(Exact name of registrant as specified in its charter)

Wyoming	98-0463119
(State or other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

Room 904, Tung Wai Commercial Building, 109
– 111 Gloucester Road, Wan Chai, Hong Kong	n/a
(Address of Principal Executive Offices)	(zip code)

Registrant's telephone number, including area code: (852) 2511-8008

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ]   No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required
to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes [X]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [   ]      Accelerated filer [   ]      Non-accelerated filer [   ]      Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]   No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on August 28, 2008 was $18,581,209.40
based on a $0.65 closing price for the Common Stock on August 13, 2008. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

50,148,000 Shares as of August 28, 2008

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.        Business

Corporate Overview

The address of our principal executive office is Room 904, Tung Wai Commercial Building, 109 – 111 Gloucester Road, Wan Chai, Hong Kong. Our telephone number is (852) 2511-8008.

Our common shares became listed on the OTC Bulletin Board on March 22, 2007, under the symbol “CVLG”. Prior to this date, there was no public market for our common shares.

On May 13, 2008, the Secretary of State of Wyoming effected a change of name of our company from The Cavalier Group to China Health Care Corporation, as approved by our shareholders. The name change became effective with the Over-the-Counter Bulletin Board at the opening for trading on May 16, 2008 under the new stock symbol “CNHL”.

Corporate History

We were incorporated in the state of Wyoming on February 11, 2005. Since our incorporation, we had been in the business of the exploration and development of a mineral property approximately 1,320 acres in size in northeastern, Ontario. Our property was without known reserves and our program was exploratory in nature. Because we were not successful in implementing our business plan, we abandoned it and focused on the identification of suitable businesses with which to enter into a business opportunity or business combination.

On January 20, 2008, we entered into a share exchange agreement with United Premier Medical Group Limited, a Cayman corporation, and the shareholders of United Premier Medical Group Limited. The share exchange agreement contemplated our company acquiring all of the issued and outstanding common shares in the capital of United Premier Medical Group Limited in exchange for the issuance by our company of 42,658,000 shares of our common stock. As of the closing date of July 24, 2008, the former shareholders of United Premier Medical Group Limited held approximately 85.1% of the issued and outstanding common shares of our company.

On January 20, 2008, we entered into a share exchange agreement with United Premier Medical Group Limited, a Cayman corporation, and the shareholders of United Premier Medical Group Limited. The closing of the transactions contemplated in the share exchange agreement and the acquisition of all of the issued and outstanding common shares in the capital of United Premier Medical Group Limited occurred on July 24, 2008. In accordance with the closing of the share exchange agreement, we issued 42,658,000 shares of our common stock to the former shareholders of United Premier Medical Group Limited in exchange for the acquisition, by our company, of all of the 21,329 issued and outstanding shares of United Premier Medical Group Limited on the basis of 2,000 common shares of our company for every one common share of United Premier Medical Group Limited.

Business Subsequent to the Acquisition of United Premier Medical Group Limited

As of the closing date of the share exchange agreement on July 24, 2008, we commenced the business of providing premium specialty medical services in the People’s Republic of China (“PRC”), with a prime focus on the provision of services to women and children. Specifically, we provide consultancy services to the VIP Maternity & Gynecological Centers (the “VIP Birthing Centers”) in the PRC. Our first VIP Birthing Center was operated in October 2002 at the International Peace Maternity & Child Health Hospital, supported by the consultation services of Johns Hopkins International, LLC. (“JHI”). JHI is a leader in patient care, medical research, teaching and training in the United States.

Over the past several years, we have signed co-operative agreements with a number of well respected hospitals in Obstetrics /Gynecology (“OB/GYN”) across the major PRC cities including Beijing, Shanghai, Guangzhou, Foshan, Wuxi, Xiamen, Changsha and Hangzhou. In 2006, we signed a management agreement with the University Hospital at Macau University of Science and Technology (“UH-MUST”). We currently have contracts to provide consultancy services to a total of five VIP Birthing Centers in the PRC and to manage a private hospital in Macau. In the future, we intend to seek direct ownership of hospitals and clinics.

We have adopted a tri-partite approach of medical consultancy, hospital management and specialty hospital joint ventures in the PRC. We plan to develop a chain of specialized healthcare operations on a nation-wide scale across the PRC. Our target markets are affluent PRC cities and regions, such as the Changjiang River Delta, the Pearl River Delta and the Huabei region.

We have a distinct business model to achieve our business objectives through partnering with western medical institutes and local hospitals in the PRC. We can utilize our partners' hospital buildings, medical facilities and equipment in the PRC while employing medical technology and know-how from the United States of America. This business model can minimize risk and facilitate business access into the Chinese market. We plan to cooperate with the specialty units of carefully selected hospitals and to place an emphasis on western trained local medical professionals.

We currently use the name of JHI in two of our VIP Birthing centers including the ones in Wuxi and Xiamen . We keep negotiating co-operation agreements with a number of hospital management organizations in the United States, in order to sustain our competitiveness in providing premium education and consultation services for our VIP birthing centers, satellite health centers and specialty hospitals.

Since 2002, we have established a reputable chain of hotel-style VIP Maternity & GYN Centers, delivering premium OB/GYN services primarily targeting the affluent middle and upper classes in China. Our services emphasize quality, safety and privacy, and are well supported by consultation services of qualified western standards, typically from the United States. Our past and present agreements with hospitals wherein we provided premium specialty medical services are as follows:

Location	Business	Affiliation	Commencement	Number of Beds
Shanghai	VIP Maternity & GYN Center	Public Hospital	Oct-02 / Jan-05	11/25
Guangzhou	VIP Maternity & GYN Center	Public Hospital	Mar-04	11
Wuxi	VIP Maternity & GYN Center	Public Hospital	Jan-05	11
Changsha	VIP Maternity & GYN Center	Public Hospital	May-05	12
Foshan	VIP Maternity & GYN Center	Public Hospital	Aug-05	15
Xiamen	VIP Maternity & GYN Center	Public Hospital	Jan-06	12
Macau	Hospital Management	Private Hospital	Jun-06	60
Hangzhou	VIP Maternity & GYN Center	Private Hospital	Nov-06	15

We currently have contracts to provide consultancy services to a total of five VIP Birthing Centers in the PRC and to manage a private hospital in Macau. These centers are located in Wuxi (“the Wuxi Center”), Xiamen (“the Xiamen Center”), Changsha (“the Changsha Center”), Foshan (“the Foshan Center”) and Hangzhou (“the Hangzhou Center”). For the Wuxi Center, Xiamen Center and the hospital in Macau, they are operated under our service contract and regularly paying us a monthly service fee. For the Changsha Center, it is still under our service contract but the host hospital of this center has stopped paying us since June 2007 while still using the JHI brand name. We have engaged a law firm in the PRC to negotiate with the host hospital for a settlement for the sake of not taking any legal action. For the Foshan Center, it is still operated under our service contract but the host hospital has stopped paying us since October 2006 and no longer used the JHI brand name. We engaged a law firm in the PRC to negotiate with the host hospital for a settlement for the sake of not taking any legal action. For the Hangzhou Center, though our service contract is still valid, we have not been paid since the commencement of its operation. We are identifying a law firm in the PRC to negotiate with its host hospital for a possible settlement.

The center in Guangzhou (“the Guangzhou Center”) ceased its operation in March 2007 and our invested assets were sold back to its host hospital. The net receipt of this asset sale amounted to $968,000. For the VIP Birthing Center in Shanghai (“the Shanghai Center”), we have not been paid since January 2006 and we have taken legal action against the host hospital for breach of contract. The case was accepted by and filed in the Shanghai No.1 Intermediate People’s Court in the PRC on April 10, 2007. Our proposed claim is about $2,900,000 (equivalent to Renminbi (“RMB”)22,600,000).

During the period from June 15, 2002 to June 10, 2004, Proactive Medical Enterprise (Hong Kong) Ltd. ('PME-HK"), one of our subsidiaries, entered into a number of agreements with JHI, including an educational and consulting services agreement, a licensing agreement, two novation and assignment agreements for the licensing agreement dated June 15, 2002 and two amendment agreements to the licensing agreement and one amendment agreement to the educational and consulting service agreement dated June 15, 2002. Pursuant to these agreements, JHI provides PME-HK certain educational and consulting services related to obstetrics and gynecology primarily through the Department of Obstetrics and Gynecology of The Johns Hopkins Hospital (the "Department") in enhancing the quality of services delivered to our VIP Birthing Centers in China. PME-HK is permitted to have limited use of the names of JHI and of the Department (herein collectively called the “Mark”) and is allowed to disclose that its service has consulted with JHI and / or the Department in connection with the establishment of specific clinical programs.

On April 11, 2003, PME-HK, JHI and Proactive Medicare Enterprise, Inc. (“PMEI”) entered into an agreement of novation and assignment for education and consulting services (the “JHI Assignment Agreement”). PMEI is an entity related to the Company in that PMEI was formed and owned by Herbert Wong a brother of Wong Yao Wing, a director of UPMG. Herbert Wong died in June 2006. PMEI was subsequently dissolved in November 2007 (See Note 5). Pursuant to the JHI Assignment Agreement, PME-HK assigned to PMEI all the rights, benefits and obligations of PME-HK under the JHI Consulting Agreements. On April 11, 2003, PME-HK and PMEI entered into a services agreement (the “Service Agreement”) to re-establish the terms between the parties regarding the consultation services from PMEI to PME-HK in International Peace Maternity & Child Health Hospital. On March 28, 2004, PME-HK and PMEI entered into a project consultancy agreement (the “Consultancy Agreement”) to supersede the Service Agreement. In the Consultancy Agreement, PME-HK appoints PMEI as project consultant to provide services related to establishment, management and development of healthcare services in the PRC.

We are currently in dispute with JHI mainly on the fee structure, outstanding fee owing to JHI and use of “JHI” brand in future, and we are actively negotiating with JHI for settlement. As indicated in an email from JHI dated April 22, 2008, the Company believes that JHI is willing to give limited support dependent on JHI’s receiving advance payment for any services requested. The Company also believes that JHI is willing to proceed with settlement negotiations with the Company as long as the Company is willing to pay an amount of $300,000. Given the positive attitude of JHI shown to the Company, the Company believes the negotiation outcome would be positive and constructive.

Corporate History of United Premier Medical Group Limited and Corporate Structure

The United Premier Medical Group (the “Group”) was founded in 2001 with United Premier Medical Group Limited (“UPMG”) as the ultimate holding company. UPMG was incorporated as a Cayman corporation on March 28, 2003 and directly wholly owns UPMG International Limited (“UPMGI”), a British Virgin Islands corporation, which in turn holds a number of subsidiaries in the PRC, Hong Kong and Macau.

The following is a table which describes corporate structure of United Premier Medical Group:

No.	Company Code	Company Name	Place of Incorporation	Nature of Business
1	UPMG	United Premier Medical Group Limited	Cayman Islands	Serves as the ultimate holding company of the Group
2	UPMGI	UPMG International Limited	British Virgin Islands	Serves as an investment holding company holding all subsidiaries of the Group in the PRC, Hong Kong and Macau
3	PME-HK	Proactive Medicare Enterprise (Hong Kong) Limited	Hong Kong	Holding our business operations in Hong Kong and being a cost center of the Group
4	PME-SZ	Proactive Medicare (Shenzhen) Company Limited	Hong Kong	A dormant company at the moment
5	PME-CS	Proactive Medicare (Changsha) Company Limited	Hong Kong	Serves as a vehicle for signing the service agreement of the VIP birthing center in Changsha, the PRC
6	PME-XIA	Proactive Medicare (Xiamen) Company Limited	Hong Kong	Serves as vehicle for signing the service agreement of the VIP birthing center in Xiamen, the PRC
7	PME-NAN	Proactive Medicare (Nanjing) Company Limited	Hong Kong	A dormant company at the moment

No.	Company Code	Company Name	Place of Incorporation	Nature of Business
8	PME-HZ	Proactive Medicare (Hangzhou) Company Limited	Hong Kong	Serves as a vehicle for signing the service agreement of the VIP birthing center in Hangzhou, the PRC
9	PME-WX	Proactive Medicare (Wuxi) Company Limited	Hong Kong	Serves as vehicle for signing the service agreement of the VIP birthing center in Wuxi, the PRC
10	UPMG- SHA	United Premier Medical Group (Shanghai) Limited	Hong Kong	A dormant company at the moment
11	PMS-HK	Proactive Medicare Services (Hong Kong) Limited	Hong Kong	Serves as a vehicle for signing the service agreement of the VIP birthing center in Foshan, the PRC
12	PME-BJ	Proactive Medicare (Beijing) Company Limited	Hong Kong	A dormant company at the moment
13	UPMG-HK	UPMG (Hong Kong) Limited	British Virgin Islands	A dormant company at the moment
14	UPMG-US	UPMG (US) Limited	British Virgin Islands	Serves as a vehicle for signing the management service agreement of University Hospital at Macau University of Science & Technology in Macau, the PRC
15	HB-GZ	Guangzhou Inno- Proactive Medicare Consultancy Limited	PRC	Holding some of our general, administrative and finance operations in the PRC
16	BK-SH	Shanghai Proactive Medicare Health Education Center Limited	PRC	Previously served for holding the operation of the VIP birthing center at International Peace Maternity & Child Health Hospital in Shanghai, the PRC but has been dormant for 2 years
17	UBK-SZ	UPMG (Shenzhen) Limited	PRC	Holding some of our general, administrative and finance operations in the PRC
18	UPMG-MU	UPMG (Macau) Company Limited	Macau	Holding the operation of providing management services to the University Hospital at Macau University of Science & Technology in Macau, the PRC
19	PHL	Pro-Innovative Holdings Limited	British Virgin Islands	Serve as an investment holding company. Dormant at the moment
20	PML	Pro-Innovative Medical Limited	Hong Kong	A dormant company at the moment

No.	Company Code	Company Name	Place of Incorporation	Nature of Business
21	Ideamart	Ideamart Holdings Limited	British Virgin Islands	A dormant company at the moment
22	UPMGIG	UPMG International (Guangdong) Limited	British Virgin Islands	Serve as an investment holding company Dormant at the moment
23	UPMGGC	UPMG (Guangdong) Company Limited	Hong Kong	A dormant company at the moment

The Market

The healthcare industry in China has been growing rapidly since its economy took off in 1980s. National healthcare expenditures was found to increase robustly at 15% in compound annual growth rate (“CAGR”) from approximately RMB 215 billion in 1995 to RMB 866 billion in 2005. Per capita healthcare expenditure, in overall, increased by 2.72 times from RMB177.9 in 1995 to RMB662.3 in 2005, while the per capita growth in urban areas was 1.8 times during the same period.

Per Capita Healthcare Expenditure (RMB)	1995	2000	2003	2004	2005
Overall	177.9	361.88	509.5	583.9	662.3
Urban	401.3	828.6	1108.9	1261.9	1122.8
Rural	112.9	209.4	274.7	301.6	318.5

The chart below shows the national healthcare expenditures of China from 1980 to 2005:

Under the past centralized planning system, virtually all hospitals and healthcare facilities in China were invested, owned and run by government or state-owned business entities. As of year 2000, there were 16,318 hospitals in the PRC, of which most were built during 1950s and 1990s with common defects in design and engineering. Major defects are characterized by incomplete functional layout, little consideration of hospital safety systems, lack of environmental friendly concept, deficiency in patient-first philosophy as well as poor installation and use of medical equipment and hospital management system. Such shortcomings are far too outdated to effectively help combating emergency medical crisis and safeguard human life.

Hospital construction market has demonstrated itself a fast growing sector in China. During 1950 and 2000, China built an average of 270 hospitals per year and about 488 hospitals per year from 2000 to 2006. SARS directly caused an economic loss of RMB300 billion in China, which was partially attributed to the poor and outdated design and planning of existing healthcare facilities, and is believed to be an important contributor to the improved market growth. Over the past 10 years, the number of hospitals was found to increase at a CAGR of 2%, from 15,833 hospitals in 1996 to 19,246 hospitals in 2006, of which specialized hospitals increased at a CAGR of 10% from 2,271 in 2003 to 3,022 in 2006. Obstetric & Gynecologic (“OB/GYN”) hospitals represented a high growth sub-sector, increasing by 29.5% in CAGR from 81 in 2003 to 176 in 2006 due to the general rise in birth rate and growing health awareness of women in China.

Type / Year	1950	1980	1990	1996	2000	2003	2004	2005	2006
General Hospitals	2,692	7,859	10,424	11,696	11,872	12,599	12,900	12,982	13,120
Traditional Chinese Medicine Hospitals	4	678	2,080	2,405	2,591	2,518	2,611	2,620	2,665
Specialized Hospitals	85	694	1,362	1,473	1,543	2,271	2,492	2,682	3,022
Hospitals in Total	2,803	9,902	14,377	15,833	16,318	17,764	18,393	18,703	19,246
Medical Institutions in Total	8,915	180,553	208,734	322,566	324,771	291,323	297,540	298,997	308,969
Obstetric & Gynecologic Hospitals	na	na	na	na	na	81	103	127	176

The medical service market in China is still primitive in the sense that public medical institutions lack competent manpower, financial resources, material resources, and generally lag behind in medical technologies. The situation seems improved a lot as the industry gradually open to the world after China’s accession to World Trade Organization (WTO). In 2005, the industry revenue was estimated at RMB 480 billion with annual growth of over 10%, making it a lucrative market that has tempted investments from different parts of the world. Consequently, massive inflow of capital has in turn triggered new changes in the medical system of the country.

The niche market for high quality, patient-oriented medical services in China, though remains small at the moment, is found to have encouraging growth over the past years. It is estimated, so far, about 1% to 2% of the Chinese population can afford top-end Western medical care. As the standard of living gradually improves, more people are willing to spend for quality medical services. According to a survey by China Association of Branding Strategy (CABS), about 175 million or 13.5% of Chinese consumers can afford a variety of luxury brands. China, being the world’s largest consumer of high-end luxury goods, accounted for about 12% of global luxury sales in 2005, already a dominant contributor of global luxury market when compared with developed countries like Japan (41%), the United States (17%) and the European countries (16%). Large hospitals in China are on the move to deliver high quality medical services so as to meet the increasing demand from affluent middle to upper classes. Star-class hospital environment, warm and personalized care services, patient safety and privacy, quality management as well as other indicators of quality services become the keys to out-compete in this niche market.

Shanghai – the most important economic and financial center in China, has already incubated a huge population of affluent class. The Changjiang delta that houses Shanghai, Nanjing, Wuxi, Suzhou, Changzhou, Zhenjiang, Nantong, Taizhou, Hangzhou and Ningbo, represents one of the most affluent and populous regions in China, generating great demand for premium medical services given its high living standard and strong consumption power.

A summary of the medical environment in the Changjiang delta region is shown as follow:

City	Population (Million)	No. of Medical & Healthcare Institutions	No. of Public Hospitals	No. of Beds	No. of beds per 1000 people
Shanghai	17.42	na	500	na	na
Nanjing	6.4	1,335	10	23,059	3.60
Wuxi	5.5	1,051	21	na	na
Suzhou	3.7	1,354	71	19,000	5.14
Changzhou	2.08	769	15	11,393	5.48
Zhenjiang	2.9	790	32	7,889	2.72
Nantong	7.8	na	281	na	na
Taizhou	5.04	965	27	11,592	2.30
Hangzhou	6.29	1,492	419	na	na
Ningbo	5.69	1,263	48	14,653	2.58
TOTAL	62.82

Government Regulation

We have witnessed favorable government policies toward the healthcare industry in China and several positive measures were implemented to reform the industry. Pursuant to the “Guidance of Healthcare System Reform in Towns and Cities” promulgated in 2000, commercial or privately owned hospitals are now operating under more ‘business-friendly’ guidelines. While government entities (including certain state-owned enterprises) continue to operate public non-profit making hospitals, providing healthcare services to the general public, commercial hospitals are given greater flexibility in pricing their services and higher autonomy in operation and administration. To further encourage the development of the private hospital industry, private hospitals enjoy both reductions and exemptions to various taxes during the first three years of operation. The Guidance also encourages hospitals to adopt measures to improve their operational efficiencies and technical capabilities.

As per China’s WTO commitments, “Foreign service suppliers are permitted to establish joint venture hospitals or clinics with local Chinese partners with quantitative limitations in line with China’s needs. Foreign majority ownership is permitted.” In accordance with the “Interim Regulations on Administration of Sino-Foreign Joint Venture and Cooperative Medical Institutions” jointly issued by the Ministry of Health (“MOH”) and the Ministry of Foreign Trade and Economic Cooperation (“MOFTEC”, now called Ministry of Commerce – “MOFCOM”) in 2000, the Chinese party of Sino-foreign joint ventures and cooperative medical institutions shall hold no less than 30% of shares and legal rights or interest, which also mean foreign investors are allowed to hold a maximum stake of 70%. Such regulations also specify that the establishment of Sino-foreign joint venture and cooperative medical institutions should be approved respectively by MOH and MOFCOM. In other words, foreigners are allowed to run hospitals or clinics in the form of equity or co-operative joint ventures with an equity interest up to 70% and duration for co-operation up to 20 years. A private joint-venture healthcare facility in China therefore has the critical advantages of being a private hospital overseas, including clear ownership, flexibility and independence to implement new management practices, and the ability to change prices and services rapidly in response to market demand.

Competition

Despite the emergence of commercial (for-profit) healthcare services, they remain an insignificant portion in terms of total hospitals in China whilst public hospitals continue to account for most of the healthcare services in China. However, it is a different scenario in the OB/GYN sector where private hospitals are playing a more dominant role. In 2006, there were a total of 176 OB/GYN hospitals in China, of which about 30% or 52 hospitals are state-owned whereas the private-owned accounted for about 40% of total or 70 hospitals. United Family Hospitals is one of our close competitors. It is one of the internationally funded and managed facilities in mainland China having small hospitals each of about 50 beds located in Beijing and Shanghai. Besides, there are international clinics in every major urban center of Beijing, Shanghai and Guangzhou. Another competitor, International SOS, has the clinics principally catering the expatriate communities of these cities. Other competitors include Parkway Health Hospital & Clinics, which has a major presence in Shanghai, and Shanghai East International Medical Center which is a joint venture hospital located on the campus of the local Shanghai East Hospital. Joint-venture hospitals in China are mainly high-end players serving foreign employees and their dependents from Europe, Japan, South Korea, Taiwan and Hong Kong.

Sales and Marketing

So far, most hospitals in China still rely heavily on referrals and repeat customers. Having established our “UPMG” brand awareness in China, we have the marketing strategy mainly based on the “Words of Mouth” from our patients, medical professionals and industry expert in terms of three major directions.

1)	Reaching the Right Targets

We focus on the more affluent peers like high-end community groups, residential clubhouses, chambers of commerce and corporate clients and emphasize value added services like Patient Safety, Customer Service, Help Desk and Healthcare Education.

2)	Membership System

Membership-based hospitals are very popular among the high-income community in affluent PRC cities like Shanghai. This system helps linking up our prenatal care program, postnatal care program, well women program and well baby program. We offer membership to first-time patients who are then entitled to certain benefits like annual medical checkup and 24-hour house call. Other value-added services include computerized health records, which are accessible on the Internet, hence making them possible to conduct long-distance joint consultation with experts in other parts of the world.

3)	Recruitment of Healthcare Professionals Through Wu Ji Ping Foundation

The Wu Ji Ping Foundation has an extensive hospital network and great connections with the PRC government officials, which are of great help to recruit high quality medical professionals – an effective means to retain our customers.

Employees

United Premier Medical Group Limited currently has three officers. Henry J. Macfarland is the chief executive officer, Edwin Chan is the chief financial officer and Dr. Kenneth Lee is the chief operating officer. UPMG also employs a total of 12 employees and consultant in Hong Kong and the PRC, including one deputy project director, three managers, four assistants, three general staff and one consultant. United Premier Medical Group Limited is not a party to any collective bargaining agreement. We believe our relations with the United Premier Medical Group Limited employees are satisfactory.

REPORTS TO SECURITY HOLDERS

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission and our filings are available to the public over the internet at the Securities and Exchange Commission’s website at http://www.sec.gov. The public may read and copy any materials filed by us with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street N.E. Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-732-0330. The SEC also maintains an Internet site that contains reports, proxy and formation statements, and other information regarding issuers that file electronically with the SEC, at http://www.sec.gov.

Item 1A.    Risk Factors

Risks Related to our Business

We have a limited operating history, and it is difficult to evaluate our financial performance and prospects. There is no assurance that we will achieve profitability or that we will not discover problems with our business model.

We have a limited operating history. As such, it is difficult to evaluate our future prospects and performance, and therefore we cannot ensure that we will operate profitably in the future.

We have limited funds available for operating expenses. If we do not obtain funds when needed, we will have to cease our operations.

Currently, we have limited operating capital. As of May 31, 2008, our cash available was approximately $53. In the foreseeable future, we expect to incur significant expenses when developing our business. We may be unable to locate sources of capital or may find that capital is not available on terms that are acceptable to us to fund our additional expenses. There is the possibility that we will run out of funds, and this may affect our operations and thus our profitability. If we cannot obtain funds when needed, we may have to cease our operations.

We depend on attracting and retaining qualified employees, the failure of which could result in a material decline in our revenues.

We are a provider of healthcare consultancy services. Our revenues and future growth depend on our ability to attract and retain qualified employees. This is especially crucial to our business, as these employees will generate revenue by providing the services that are the staple product that we offer. We may face difficulties in recruiting and retaining sufficient numbers of qualified employees because the market may not have enough of such personnel. In addition, we compete with other companies for qualified employees. If we are unable to retain such employees, we could face a material decline in our revenue.

We derive most of our revenue from treatment facilities rested with our host hospitals that are located in the People’s Republic of China, which makes us particularly sensitive to regulatory and economic conditions in those cities where our facilities are, or will be located.

For the year ended September 30, 2007, our facilities rested with our host hospitals in the People’s Republic of China, or the PRC, accounted for most of our total revenue. If our treatment facilities are adversely affected by changes in regulatory and economic conditions within China, our revenue and profitability may decline.

We may have difficulty opening new medical facilities and operating them profitably. We have limited experience in opening new treatment facilities. If we are unable to execute our strategy, our growth may be restrained and our operating results could be adversely affected.

Our growth strategy includes developing and opening new medical facilities throughout the PRC, and, to date, we have limited experience in opening new treatment facilities. Planning and opening new treatment facilities can be complex and may be delayed, and, in some circumstances, prevented, by a variety of forces, including local zoning and land use regulations, health facility licensing, community opposition and other political issues. Healthcare laws and other rules and regulations may also impede or increase the cost of opening new facilities. If we are unable to open new treatment facilities on time and on budget, our rate of growth and operating results may be adversely affected.

Even if we are able to open new treatment facilities, we may not be able to staff them. In addition, there can be no assurance that, once completed, new treatment facilities will be able to generate operating profits. Developing new facilities involves significant upfront capital investment and expense and, if we are unable to attract patients quickly and/or enter into contracts or extend our existing contracts with third party payers for these facilities, these facilities may not be profitable and our operating results could be adversely affected.

If we fail to cultivate new or maintain established relationships with patient referral sources, our revenue may decline.

Our ability to grow or maintain our existing level of business depends significantly on our ability to establish and maintain close working relationships with patient referral sources. We may not be able to maintain our existing referral source relationships or develop and maintain new relationships in existing or new markets. If we lose existing relationships with our referral sources, the number of patients we treat may decline, which may adversely affect our revenue. If we fail to develop new referral relationships, our growth may be restrained.

If we fail to implement our business strategy, our business, financial condition and results of operations could be materially and adversely affected.

Our future financial performance and success are dependent in large part upon our ability to implement our business strategy successfully. We may not be able to implement our business strategy successfully or achieve the anticipated benefits of our business plan. If we are unable to do so, our long-term growth and profitability may be adversely affected. Even if we are able to implement some or all of the initiatives of our business plan successfully, our operating results may not improve to the extent we anticipate, or at all.

If we fail to use the brand of Johns Hopkins International, our financial condition and results of operations could be materially and adversely affected.

Our current performance and success are dependent in certain extent upon the educational and consulting services provided by Johns Hopkins International, LLC. If we are unable to receive such services, our profitability may be adversely affected and our operating results may not improve to the extent we anticipate.

Our success depends on our ability to manage growth effectively. If we do not manage growth effectively, we may not be able to maintain profitability.

Even if we are successful in generating new business, failure to manage our growth could adversely affect our financial condition. We may experience extended periods of very rapid growth. If we are not able to manage our growth effectively, our business and financial condition could materially suffer. Our growth may significantly strain our managerial, operational and financial resources and systems. To manage our growth effectively, we will have to continue to implement and improve our operational, financial and management controls, reporting systems and procedures. In addition, we must effectively expand, train and manage our employees. We will be unable to manage our businesses effectively if we are unable to alleviate the strain on resources caused by growth in a timely and successful manner. We may not be able to manage our growth and a failure to do so could have a material adverse effect on our business.

If the PRC government finds that the agreements that establish the structure for operating our business operations within the PRC do not comply with PRC governmental regulations on foreign investment in the medical industry, we could be subject to penalties. Such penalties may impact our ability to maintain profitability.

If we or our operating subsidiaries or affiliates are found to be in violation of any existing or future PRC laws or regulations, we could be subject to severe penalties, including but not limited to: (i) revocation of our business and operating licenses; (ii) discontinuing or restricting our operations; (iii) imposition of conditions or requirements with which we may not be able to comply; (iv) requirement that we restructure the relevant ownership structure or operation; and (v) restriction or prohibition on our use of the proceeds of our business operations to further finance our operations in the PRC.

We rely on contractual arrangements with PRC obstetric and gynecologic hospitals, which may not be as effective in providing operational control as direct ownership. If we cannot maintain these arrangements, we may have to cease operations.

We rely on contractual arrangements with PRC obstetric and gynecologic hospitals to operate our business. These contractual arrangements may not be as effective in providing us with control over our operations as direct ownership. Under the current contractual arrangements, if the PRC obstetric and gynecologic hospitals fail to perform their respective obligations under these contractual arrangements, we may have to incur substantial costs to enforce such arrangements and rely on legal remedies available under PRC law, which may not be effective to allow us to maintain our business operations. Additionally, many of these contractual arrangements are governed by PRC law and, accordingly, will be interpreted in accordance with PRC law, and any disputes would be resolved according to PRC legal procedures. The legal environment in the PRC is not as developed as in other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could limit our ability to enforce these contractual arrangements. In the event we are unable to enforce these contractual arrangements, we may not be able to exert effective control over our operations, and our ability to conduct our business may be negatively affected.

Contractual arrangements we have entered into among our subsidiaries and affiliated entities may be subject to scrutiny by the PRC tax authorities. Such scrutiny may lead to additional tax liability and fines, which would hinder our ability to achieve or maintain profitability.

Risks Relating to the People’s Republic of China

Substantially all of our assets are located in the PRC and substantially all of our revenues are derived from our operations in the PRC. Accordingly, our business, financial condition, results of operations, and prospects are subject, to a significant extent, to economic, political and legal developments in the PRC.

The PRC’s economic, political and social conditions, as well as governmental policies, could affect the financial markets in the PRC, our liquidity and access to capital, and our ability to operate our business.

Our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. The PRC economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth, growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and to guide the allocation of resources. The PRC economy has been transitioning from a planned economy to a more market-oriented economy. Although the PRC government has implemented measures since the late 1970s emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets, and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in the PRC are still owned by the PRC government. In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over its economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Since late 2003, the PRC government has implemented a number of measures, such as raising bank reserves against deposit rates to place additional limitations on the ability of commercial banks to make loans and raise interest rates, in order to slow down specific segments of the PRC’s economy. These actions, as well as future actions and policies of the PRC government, could materially affect our liquidity and access to capital and our ability to operate our business.

The PRC legal system embodies uncertainties which could limit the legal protections available to us.

The PRC legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation has been significantly enhanced protections afforded to various forms of foreign investment in the PRC. However, these laws, regulations and legal requirements change frequently, and their interpretation and enforcement involve uncertainties. For example, we may have to resort to administrative and court proceedings to enforce the legal protection that we enjoy either by law or contract. However, because PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. In addition, such uncertainties, including the inability to enforce our contracts, could materially and adversely affect our business and operation. Also, intellectual property rights and confidentiality protections in the PRC may not be as effective as in the United States or other countries. Accordingly, we cannot predict the effect of future developments in the PRC legal system, particularly with regard to the medical industry, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. These uncertainties could limit the legal protections available to us.

U.S. investors may experience difficulties in attempting to enforce judgments based upon U.S. federal securities laws against us and our non-U.S. resident directors.

All of our operations and our assets are located outside the United States and some of our directors and officer are foreign citizens. As a result, it may be difficult or impossible for U.S. investors to enforce judgments of U.S. courts for civil liabilities against any of our individual directors or officers.

Risks Relating to Our Common Shares

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common shares and make it difficult for our shareholders to resell their shares.

Our common shares are quoted on the OTC Bulletin Board service. Trading in shares quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common shares for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of the shares.

Our share is a penny stock. Trading of our share may be restricted by the SEC’s penny stock regulations which may limit a shareholder’s ability to buy and sell our shares.

Our share is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the shares that are subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common shares.

FINRA sales practice requirements may also limit a shareholder's ability to buy and sell our share.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority, or FINRA, has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common shares, which may limit your ability to buy and sell our share.

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common shares.

Item 1B.     Unresolved Staff Comments

None.

Item 2.        Properties

Our principal office is located at Room 904, Tung Wai Commercial Building, 109 – 111 Gloucester Road, Wan Chai, Hong Kong. Our telephone number is (852) 2511-8008. Our principal office is held under a lease with a term from August 1, 2008 to June 15, 2009 with rent of HK$30,000 per month. We believe that the condition of our principal office is satisfactory, suitable and adequate for our current needs.

We also hold the following property interests:

Location	Tenant	Term of Lease	Rent
Room 1505, Block A, Hui Ya Garden 251 Tian He Bie Road, Tian He District, Guangzhou, PRC	Guangzhou Inno-Proactive Medicare Consultancy Limited	July 1, 2004 – June 30, 2006	RMB5,300 per month
Flat 5M-5O, Block A, Cai Fu Square 7060 Shen Nam Da Road, Fu Tian District Zhenzhen, PRC	UPMG (US) Limited	July 20, 2005 – July 20, 2007	RMB2,500 per month
Room 3C2, Dian Wu Zhoung He Lou Jian Yi Zhi Street, Tian Shou Road Tian He District, Guangzhou, PRC	Guangzhou Inno-Proactive Medicare Consultancy Limited	June 16, 2007 – June 15, 2008	RMB1,980 per month

Location	Tenant	Term of Lease	Rent
Building 16, 302, Ding Xiang Apartment 800 Hua Shan Road Shanghai, PRC	Guangzhou Inno-Proactive Medicare Consultancy Limited	June 16, 2007 – June 15, 2008	RMB7,500 per month
Room 1204, Tung Wai Commercial Building, 109-111 Gloucester Road, Wanchai, HK	Proactive Medicare Enterprise (Hong Kong) Limited	January 1, 2008 – August 31, 2008	$2,275 per month
Room 352, Dian Wu Zhoung He Lou, Jian Yi Zhi Street, Tian Shou Road, Tian He District, Guangzhou, PRC	Guangzhou Inno-Proactive Medicare Consultancy Limited	June 16, 2008 to December 15, 2008	RMB1,980 per month
Tomson Center, 188 Zhang Yang Road, B-1601, Pudong Shanghai, PRC 200120	China Health Care Corporation	June 20, 2008 to June 30, 2009	RMB15,000 per month

Item 3.        Legal Proceedings

Other than as set out below, we know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Proactive Medicare Enterprise (HK) Limited, a subsidiary of our company, is a plaintiff in a legal proceeding regarding a civil claim against a hospital in the PRC namely, International Peace Maternity & Child Health Hospital of the China Welfare Institute (“IPMCHH” or the “defendant”) who refused to pay consultancy fees to PME-HK since April 2005.

On April 10, 2007, Proactive Medicare Enterprise (HK) Limited (“PME-HK”) brought a civil action to the Shanghai No. 1 Intermediate People’s Court (the “Shanghai Court”) in the PRC against IPMCCH for breach of contract. A statement claim from PME-HK was sent to the Shanghai Court for acceptance of review. The proposed claims regarding this civil action included: (i) To order IPMCHH to honor the co-operative agreement signed between PME-HK and IPMCHH on February 2, 2004; (ii) To order IPMCHH to pay the consultant fee amounted $2,890,000 (equivalent to RMB22,677,123) in arrears owed to PME-HK, and (iii) IPMCHH shall bear the cost of this action.

On April 12, 2007, the statement of claim was legally accepted and filed by the Shanghai Court (Notification of Acceptance: (2007) Hu Yi Zhong Min Wu (Shang) Chu Zi No. 93). On May 29, 2007, the first instance of the case was held to establish the case. On January 23, 2008, the second instance of the case was held to further negotiate a mutually accepted settlement plan. Through the mediation of the Shanghai Court, PME-HK and IPMCHH, so far, have gone through several rounds of negotiation for a mutually agreed settlement amount in recent months but a final settlement amount has yet to be confirmed.

We have also engaged a law firm in the PRC to negotiate with two other hospitals in the PRC which are under contracts to pay us for the consultancy services provided to their affiliated VIP Birthing Centers in Foshan and Changsha in the PRC. The proposed claim in each case is about one million US dollars. We have gone through several rounds of negotiation for an agreed settlement amount in recent months and a final settlement amount has yet to be confirmed. For the Hangzhou Center, we are identifying a suitable PRC lawyer to negotiate with the host hospital for a mutually accepted settlement plan.

The results of these negotiations / claim cannot be predicted, and it is possible that the ultimate resolution of these matters, individually or in the aggregate, may have a material adverse effect on our business (either in the near-term or in the long-term), financial position, results of operations, or cash flows.

Item 4.        Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock began trading on the OTC Bulletin Board on March 22, 2008 under the symbol “CVLG”. Prior to this date, there was no public market for our common shares. Our common shares became listed on the OTC Bulletin Board on March 22, 2007, under the symbol “CVLG”. Prior to this date, there was no public market for our common shares. On May 13, 2008, we effected a change of name of our company from The Cavalier Group to China Health Care Corporation. The name change became effective with the OTC Bulletin Board at the opening for trading on May 16, 2008 under the new stock symbol “CNHL”.

As of August 5, 2008, trading in our common shares has not commenced on a consistent basis.

Item 6.        Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

We were incorporated in the State of Wyoming on February 11, 2005. Since our incorporation, we had been in the business of the exploration and development of a mineral property approximately 1,320 acres in size in north-eastern Ontario. Because we were not successful in implementing our business plan, we considered various alternatives to ensure the viability and solvency of our company.

On January 20, 2008, we entered into a share exchange agreement with United Premier Medical Group Limited, a Cayman corporation, and the shareholders of United Premier Medical Group Limited, a company engaged in the provision of premium medical services in the People’s Republic of China. The share exchange agreement contemplated our company acquiring all of the issued and outstanding common shares in the capital of United Premier Medical Group Limited in exchange for the issuance by our company of 42,658,000 shares of our common stock.

As of the closing date of the share exchange agreement on July 24, 2008, we have contracts to provide consultancy services to a total of five VIP Birthing Centers in the PRC and to manage a private hospital in Macau. These centers are located in Wuxi (“the Wuxi Center”), Xiamen (“the Xiamen Center”), Changsha (“the Changsha Center”), Foshan (“the Foshan Center”) and Hangzhou (“the Hangzhou Center”). For the Wuxi Center, Xiamen Center and the hospital in Macau, they are operated under our service contracts and regularly paying us a monthly service fee. For the Changsha Center, it is still under our service contracts but the host hospital of this center has stopped paying us since June 2007 but still using the JHI brand name. We have engaged a law firm in the PRC to negotiate with the host hospital for a settlement for the sake of not taking any legal action. For the Foshan Center, it is still operated under our service contract but the host hospital has stopped paying us since October 2006 and no longer using the JHI brand name. We engaged a law firm in the PRC to negotiate with the host hospital for a settlement for the sake of not taking any legal action. For the Hangzhou Center, though our service contract is still valid, we have not been paid since the commencement of its operation. We are identifying a law firm in the PRC to negotiate with its host hospital for a possible settlement. The center in Guangzhou (“the Guangzhou Center”) ceased its operation in March 2007 and our invested assets were sold back to its host hospital. The net receipt of this asset sale amounted to $968,000. For the center in Shanghai (“the Shanghai Center”), we have not been paid since January 2006 and we have taken legal action against the host hospital for breach of contract. The case was accepted by and filed in the Shanghai No.1 Intermediate People’s Court in the PRC on April 10, 2007. Our proposed claim is about $2,900,000 (equivalent to RMB22,600,000). We are currently in dispute with JHI mainly on the fee structure, outstanding fee owing to JHI and use of the “JHI” name in future, and we are actively negotiating with JHI for a possible settlement.

We have devised a five-year business development plan in order to capture substantial market share in China within a short period. This plan follows a proactive pace of acquiring or establishing at least 15 specialty hospitals and 45 satellite health centers in major PRC cities. Our targets include those medium size hospitals each with 30 to 40 patient rooms. The first target region in China will be the more affluent Changjiang Delta Region. The first acquisition will be our model hospital that aims to provide a proven success for future expansion.

Over the next twelve months, we plan to acquire 4 hospitals / health centers. Letters of Intent have been negotiated with a total of 4 to 5 acquisitions / management contract across Greater China. These potential targets are currently unrelated to us. We expect to go through at least several rounds of negotiation and the due diligent process before closing these deals, which are scheduled to complete within 6 months from now. These acquisitions are typically in the more affluent cities like Beijing, Shanghai, Nanjing and Macau. Such acquisitions will include fully licensed small specialty hospitals each with about 30 to 40 beds as well as established satellite clinics. Additional merger & acquisition targets have been identified for the pipeline and negotiations are ongoing. As a result, our future business will typically consist of three major revenue drivers, namely, VIP Birthing Center, Satellite Health Center and Specialty Hospital.

VIP Birthing Center is typically a hotel-style integrated healthcare center consisting of 11 to 30 bedrooms. These centers are specialized in providing premium obstetric and gynecologic services to high-income locals and expatriates in the PRC. We emphasize home-feel facilities and environment, professional clinical services, sophisticated clinical indicators and reviews, high-end customer services, effective pain management and infection control - all of them have attained the stringent U.S. quality standards. More importantly, our customized and personalized services provide much flexibility and allow our patients to choose their own specialty medical services and surgery experts. To ensure service quality, safety and patient privacy, our one-stop services is a continuous flow ranging from ultrasound diagnosis, laboratory analysis to dispensary.

Satellite Health Center provides full scope of premium outpatient services. Strategically, it is better than the VIP Birthing Centers in the sense that we own the operating license of the clinic and hence has full control of revenue received. Such business model can substantially increase the flexibility in utilizing our resources in outpatient services. Besides, it will play an important role in the overall network development of our specialty hospitals by referring patients to specialty hospitals. At the initial stage, we will target a ratio of 1 specialty hospital associated with 3 satellite health centers.

Specialty Hospital Chain refers to a chain of medium size hospitals in the PRC providing specialty healthcare services primarily for women and children. For the coming years, we target to acquire about 15 hospitals, each having 30 to 40 bedrooms in size, and convert them into specialty hospitals with outpatient services, inpatient services and minor surgery services principally in the categories of Obstetrics, Gynecology, Pediatrics, Urology and Infertility.

Services provided by our VIP Birthing Centers, Specialty Hospitals and Satellite Health Centers are summarized as follow:

Services of VIP Birthing Center:

OBSTETRIC SERVICES	GYNECOLOGIC SERVICES
Outpatient: Pre-delivery check-up & consultation Prenatal genetics consultation Inpatient and / or Minor Surgery: Vaginal Birth	Outpatient: Gynecologic check up Pre-marriage body checkup Inpatient and / or Minor Surgery: Gynecologic minor operation

Caesarean section Prenatal Education	Minor operation for planned childbirth

Services of Specialty Hospital:

OUTPATIENT	INPATIENT	MINOR SURGERY
Obstetric services Gynecologic services Pediatric services Urology services Medical check-up Women wellness Rehabilitation Services	Obstetric services Gynecologic services Pediatric services Rehabilitation Services Nursing Home Services	Obstetric services Gynecologic services Pediatric services Urology services Infertility services

Services of Satellite Health Center:

OB/GYN	PEDIATRICS	INTERNAL MEDICINE
Obstetric services Gynecologic services Uro-gynecologic services Medical Cosmetic Service Women wellness check-up Infertility Services	Health Maintenance Services Anticipatory Guidance Immunization programs Rehabilitation Services Developmental Screening School Health Programs	Adult Health Maintenance Adult Vaccination Program Chronic Disease Management Urology services Rehabilitation Services Integrated TCM Services

Results of Operations

Our financial statements for the year ended May 31, 2008, do not reflect the acquisition of our subsidiary, United Premier Medical Group Limited, completed on July 24, 2008.

		Year Ended
		May 31
		2008		2007
Revenue	$	Nil	$	Nil
Operating Expenses		$20,279		$53,653
Net Loss		$20,279		$53,653

Revenue

We have not earned any revenues since our inception.

Expenses

Our operating expenses for the year ended May 31, 2008 and 2007 are outlined in the table below:

		Year Ended
		May 31
		2008		2007
Contributed Rent		$2,400	$	Nil
Contributed Administrative Support		$200		$200
Professional Fees		$6,255		$8,730
Travel and Meals	$	Nil		$1,175
Office		$5,174		$13,390
Rent	$	Nil		$2,400
Organization Costs	$	Nil	$	Nil
Bank Charges		$342		$68
Licenses, Permits Filing Fees		$2,761		$1,885
Mineral Interest Acquisition Costs – Exploration	$	Nil		$20,603
Public Relations		$2,729		$5,202
Interest Expense		$418	$	Nil

Operating expenses for the year ended May 31, 2008, decreased by 62.20% as compared to the comparative period in 2007, primarily as a result of a decrease in mineral interest acquisition costs and office expense.

Liquidity and Financial Condition

Working Capital
	At May 31,	At May 31,
	2008	2007
Current Assets	$53	$3,258
Current Liabilities	$18,418	$3,000
Working Capital	$(18,365)	$258

Cash Flows
		At May 31,		At May 31,
		2008		2007
Net Cash Used in Operating Activities		$(2,261)		$(57,035)
Net Cash Provided by (Used In) Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities	$	Nil		$54,500
Effect of Exchange Rate Changes		$(944)		$954
Increase In Cash During The Period		$(3,205)		$(1,581)

As of May 31, 2008, our company had a working capital deficit of $18,365.

Future Financings

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above. Accordingly, we will require additional financing in order to continue operations. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations.

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

We presently do not have any arrangements for additional financing and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

Because we are in the development stage, have not yet achieved profitable operations and are dependent on our ability to raise capital from stockholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they become due, in their report on our audited financial statements for the year ended May 31, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Functional Currency

The Company’s functional currency is the Canadian dollar; however, the accompanying financial statements and footnotes refer to United States (“U.S.”) dollars unless Canadian dollars are specifically designated with “CDN”.

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents at May 31, 2008.

Financial Instruments

At May 31, 2008, the fair value of the Company’s financial instruments approximate their carrying value based on their terms and interest rates.

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

Earnings (Loss) per Common Share

The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents. Diluted loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. At May 31, 2008, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

Foreign Currency Translation

The accounts of the Company’s foreign operations have been translated into United States dollars. Assets and liabilities of those operations are translated in U.S. dollars using exchange rates as of the balance sheet date; income and expenses are translated using the average exchange rates for the reporting period. Translation adjustments are deferred in accumulated other comprehensive income (loss), a separate component of shareholders’ deficit.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which clarifies the definition of fair value, establishes a framework for measuring fair value within GAAP and expands the disclosures regarding fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2). FSP 157-2 delays the effective date of SFAS 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without being required to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective as of the beginning of fiscal years that start after November 15, 2007 (fiscal year March 31, 2009).

Effective March 26, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”). FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlements. Upon adoption, the Company does not have any material uncertain tax positions.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 161, “Disclosures about Derivative Instruments and Hedging Activities", which amends the disclosure requirements of SFAS 133. SFAS 161 provides an enhanced understanding about how and why derivative instruments are used, how they are accounted for and their effect on an entity’s financial position, performance and cash flows. SFAS 161, which is effective for fiscal years beginning after November 15, 2008, will require additional disclosure in future filings, but will have no financial impact to the Company’s results of operations, cash flows or financial position.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.        Financial Statements and Supplementary Data

China Health Care Corporation
(Formerly The Cavalier Group)
(An Exploration Stage Company)
Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Director and Shareholders

China Health Care Corporation (formerly The Cavalier Group):

We have audited the accompanying balance sheet of China Health Care Corporation as of May 31, 2008, and the related statements of operations, changes in shareholders’ deficit and cash flows for the years ended May 31, 2008 and 2007, and from February 11, 2005 (inception) through May 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Health Care Corporation as of May 31, 2008, and the results of its operations and its cash flows for the years ended May 31, 2008 and 2007, and from February 11, 2005 (inception) through May 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a limited operating history, limited funds, and a working capital deficit, which raises a substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cordovano and Honeck LLP

Englewood, Colorado

July 18, 2008

China Health Care Corporation
(Formerly The Cavalier Group)
(An Exploration Stage Company)
Balance Sheet
May 31, 2008

Assets
Current assets:
Cash	$53

Total assets	$53

Liabilities and Shareholders’ Deficit
Current liabilities:
Notes payable:
Related party (Note 2)	$5,000
Other (Note 6)	10,000
Accrued interest payable	418
Accrued liabilities	3,000
Total current liabilities	18,418

Shareholders’ deficit (Note 4):
Common stock, $.001 par value; 200,000,000 shares authorized,
7,490,000 shares issued and outstanding	7,490
Additional paid-in capital	74,560
Accumulated deficit	(100,577)
Cumulative translation adjustment	162
Total shareholders’ deficit	(18,365)

Total liabilities and shareholders’ deficit	$53

See accompanying notes to financial statements

China Health Care Corporation
(Formerly The Cavalier Group)
(An Exploration Stage Company)
Statements of Operations

			February 11, 2005
			(Inception)
	For The Years Ended		Through
	May 31,		May 31,
Expenses:	2008	2007	2008
Contributed rent (Note 2)	$2,400	$—	$3,800
Contributed administrative support (Note 2)	200	200	750
Professional fees	6,255	8,730	23,885
Travel and meals	—	1,175	4,619
Office	5,174	13,390	26,250
Rent.	—	2,400	2,400
Organization costs	—	—	250
Bank Charges.	342	68	730
Licenses, permits filing fees	2,761	1885	8,941
Mineral interest acquisition costs-Exploration	—	20,603	20,603
Public relations	2,729	5,202	7,931
Interest expense	418	—	418
Total expenses	20,279	53,653	100,577

Loss before income taxes	(20,279)	(53,653)	(100,577)

Income tax provision (Note 4)	—	—	—

Net loss	$(20,279)	$(53,653)	$(100,577)

Basic and diluted loss per share	$(0.00)	$(0.01)

Basic and diluted weighted average
common shares outstanding	7,490,000	6,945,000

See accompanying notes to financial statements

China Health Care Corporation
(Formerly The Cavalier Group)
(An Exploration Stage Company)
Statement of Changes in Shareholders' Deficit

					Cumulative
					Translation
					Adjustment
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Par Value	Capital	Deficit	Income	Total

Balance at February 11, 2005 (inception)	—	$—	$—	$—	$—	$—

February 2005, common stock sold to an
officer ($.001/share) (Note 2)	4,000,000	4,000	—	—	—	4,000
April 2005 through May 2005, common
($.01/share) (Note 4)	2,400,000	2,400	21,600	—	—	24,000
stock sold in private placement offering					—	—
Office space and administrative support
contributed by an officer (Note 2)	—	—	350	—	—	350
Net loss, period ended May 31, 2005	—	—	—	(5,006)	—	(5,006)

Balance at May 31, 2005	6,400,000	6,400	21,950	(5,006)	—	23,344

Office space and administrative support
contributed by an officer (Note 2)	—	—	1,400	—	—	1,400
Comprehensive loss:
Net loss, year ended
February 28, 2006	—	—	—	(21,639)	—	(21,639)
Cumulative translation adjustment	—	—	—	—	152	152
Comprehensive loss	—	—	—	—	—	(21,487)

Balance at May 31, 2006	6,400,000	6,400	23,350	(26,645)	152	3,257

July 2006, common stock sold pursuant
to Form SB-2 registered offering at
$.05/share, net of $5,000 of offering
costs (Note 4)	1,090,000	1,090	48,410	—	—	49,500
Administrative support contributed
by an officer (Note 2)	—	—	200	—	—	200
Comprehensive loss:
Net loss, year ended
May 31, 2007	—	—	—	(53,653)	—	(53,653)
Cumulative translation adjustment	—	—	—	—	954	954
Comprehensive loss						(52,699)

Balance at May 31, 2007	7,490,000	7,490	71,960	(80,298)	1,106	258

Office space and administrative support
contributed by an officer (Note 2)	—	—	2,600	—	—	2,600
Comprehensive loss:
Net loss, year ended
May 31, 2008	—	—	—	(20,279)	—	(20,279)
Cumulative translation adjustment	—	—	—	—	(944)	(944)
Comprehensive loss						(21,223)
Balance at May 31, 2008	7,490,000	$7,490	$74,560	$(100,577)	$162	$(18,365)

See accompanying notes to financial statements

China Health Care Corporation
(Formerly The Cavalier Group)
(An Exploration Stage Company)
Statements of Cash Flows

			February 11, 2005
			(Inception)
	For The Years Ended		Through
	May 31,		May 31,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(20,279)	$(53,653)	$(100,577)
Adjustments to reconcile net loss to net cash
used in operating activities:
Office space and administrative support
contributed by an officer (Note 2)	2,600	200	4,550
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	15,418	(3,582)	18,418
Net cash used in
operating activities	(2,261)	(57,035)	(77,609)

Cash flows from financing activities:
Proceeds from the sale of common stock	—	54,500	82,500
Payments for offering costs	—	—	(5,000)
Net cash provided by
financing activities	—	54,500	77,500

Net change in cash	(2,261)	(2,535)	(109)

Effect of exchange rate changes on cash	(944)	954	162

Cash, beginning of year	3,258	4,839	—

Cash, end of year	$53	$3,258	$53

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

See accompanying notes to financial statements

China Health Care Corporation
(Formerly The Cavalier Group)
(An Exploration Stage Company)
Notes to Financial Statements

(1)      Summary of Significant Accounting Policies

Organization and Basis of Presentation

China Health Care Corporation (the “Company”) was incorporated in the state of Wyoming on February 11, 2005 to engage in the acquisition, exploration and development of mineral properties. The Company is in the exploration stage in accordance with Industry Guide 7. On April 25, 2005, the Company entered into an option agreement to acquire 100 percent of the right, title and interest in mineral claims located in northeast Ontario, Canada.

On May 13, 2008, the Secretary of State of Wyoming effected a change of our Company’s name from The Cavalier Group to China Health Care Corporation, as approved by our shareholders.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has a limited operating history, limited funds and a working capital deficit. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

Management’s plan is to acquire interests in certain mining claims and explore for minerals. The Company’s future success is primarily dependent upon the existence of minerals on the property for which the Company owns an option to acquire claims. No minerals have yet been discovered on the property. The Company’s success will also be dependent upon its ability to raise sufficient capital to fund its exploration program and, if minerals are discovered, to mine the discovery on a timely and cost-effective basis. If management’s plan is not successful, the Company may look to acquire or merge with another private operating company (see Note 7).

The financial statements do not include any adjustments relating to the recoverability and classification of assets and/or liabilities that might be necessary should the Company be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to meet our obligations on a timely basis, and, ultimately to attain profitability.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents at May 31, 2008.

Financial Instruments

At May 31, 2008, the fair value of the Company’s financial instruments approximate their carrying value based on their terms and interest rates.

China Health Care Corporation
(Formerly The Cavalier Group)
(An Exploration Stage Company)
Notes to Financial Statements

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

Earnings (Loss) per Common Share

The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents. Diluted loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. At May 31, 2008, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

Foreign Currency Translation

The accounts of the Company’s foreign operations have been translated into United States dollars. Assets and liabilities of those operations are translated in U.S. dollars using exchange rates as of the balance sheet date; income and expenses are translated using the average exchange rates for the reporting period. Translation adjustments are deferred in accumulated other comprehensive income (loss), a separate component of shareholders’ deficit.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which clarifies the definition of fair value, establishes a framework for measuring fair value within GAAP and expands the disclosures regarding fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2). FSP 157-2 delays the effective date of SFAS 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This provides entities with the opportunity to mitigate volatility in reported earnings caused by

China Health Care Corporation
(Formerly The Cavalier Group)
(An Exploration Stage Company)
Notes to Financial Statements

measuring related assets and liabilities differently without being required to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective as of the beginning of fiscal years that start after November 15, 2007 (fiscal year March 31, 2009).

Effective March 26, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”). FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlements. Upon adoption, the Company does not have any material uncertain tax positions.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 161, “Disclosures about Derivative Instruments and Hedging Activities", which amends the disclosure requirements of SFAS 133. SFAS 161 provides an enhanced understanding about how and why derivative instruments are used, how they are accounted for and their effect on an entity’s financial position, performance and cash flows. SFAS 161, which is effective for fiscal years beginning after November 15, 2008, will require additional disclosure in future filings, but will have no financial impact to the Company’s results of operations, cash flows or financial position.

The adoption of these pronouncements has not made a material effect on the Company’s financial position or results of operations.

(2)      Related Party Transactions

On October 23, 2007, the Company’s president loaned the Company $5,000 in exchange for a promissory note. The note carries a five percent interest rate and matures on October 23, 2008. Accrued interest payable on the note totaled $151 at May 31, 2008.

The Company’s president contributed office space to the Company for the year ended May 31, 2008. The office space was valued at $200 per month based on the market rate in the local area and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.

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

(3)      Option Agreement on Mineral Interests

Casa Claims Option Agreement (formerly referred to as the Mineta Resources Ltd. Option Agreement)

On April 25, 2005, the Company entered into an option agreement to acquire 100 percent of the right, title and interest in a mineral claim located in northeast Ontario, Canada. On November 30, 2006, the parties amended the agreement due to delay the second phase of exploration from October 31, 2007 to October 31, 2008 and to increase

China Health Care Corporation
(Formerly The Cavalier Group)
(An Exploration Stage Company)
Notes to Financial Statements

the work commitment from $120,000 to $130,000, which increased the total work commitment from $150,000 to $160,000.

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

(5)      Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

	May 31,
	2008	2007
U.S. statutory federal rate	15.00%	15.65%
Contributed rent and services	-0.15%	-0.06%
Net operating loss for which no tax
benefit is currently available	-14.85%	-15.59%
	0.00%	0.00%

China Health Care Corporation
(Formerly The Cavalier Group)
(An Exploration Stage Company)
Notes to Financial Statements

	May 31,
	2008	2007
Deferred tax assets	$3,012	$8,363
Deferred tax liabilities	-	-
Valuation allowance	(3,012)	(8,363)
	$-	$-

At May 31, 2008, deferred tax assets consisted of a net tax asset of $15,109, due to operating loss carryforwards of $98,427 which was fully allowed for, in the valuation allowance of $15,109. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The net operating loss carryforward expires through the year 2028.

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

(6)      Notes Payable

On September 18, 2007, an investor loaned the Company $5,000 in exchange for a promissory note. The note carries a five percent interest rate and matures on September 18, 2008.

On January 14, 2008, an investor loaned the Company $5,000 in exchange for a promissory note. The note carries a five percent interest rate and matures on January 14, 2009.

Accrued interest payable on the notes totaled $267 at May 31, 2008.

(7)      Share Exchange Agreement

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

Terms and Conditions of the Share Exchange Agreement

The following is a brief description of the terms and conditions of the share exchange agreement that are material to the Company:

China Health Care Corporation
(Formerly The Cavalier Group)
(An Exploration Stage Company)
Notes to Financial Statements

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

Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim period up through the date the relationship ended.

Item 9A(T). Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer (our president) and our principal accounting and financial officer (our chief financial officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

As of May 31, 2008, the year end period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal year ended May 31, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management has employed a framework consistent with Exchange Act Rule 13a-15(c), to evaluate our internal control over financial reporting described below. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principals.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of May 31, 2008 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of May 31, 2008, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Item 9B.     Other Information

None.

PART III

Item 10.      Directors, Executive Officers and Corporate Governance

The following individuals serve as the directors and executive officers of our company as of the date of this annual report. All directors of our company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Henry J. Macfarland	Chief Executive Officer	59	July 24, 2008
Edwin Chan	Chief Financial Officer	43	July 24, 2008
Kenneth Lee	Chief Operating Officer	46	July 24, 2008
Wong Yuen Yee	Director	46	July 24, 2008
Wong Yao Wing	Director	50	July 24, 2008
Andrew B. Kramer	Director	46	July 24, 2008

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Henry J. Macfarland, Chief Executive Officer

Henry Macfarland has over 35 years of experience in senior healthcare administration in the United States and China. Mr. Macfarland was hired as the Senior Vice President of United Premier Medical Group (HK), Limited between 2003 to 2006 to manage the VIP Maternity & GYN Centers in China . He provided professional consulting services and strategic directions for the group. Prior to this position, he worked in various sectors of the medical field in the United States, providing his professional knowledge and leadership to healthcare management. He was the President/CEO of Terrebonne General Medical Center in Louisiana from 2000 to 2003; Executive Director of the Baylor Medical Center in Irving, Texas from 1995 to 2000; and Senior Vice President/Chief Operating Officer of Irving Healthcare System from 1989 to 1995; Associate Administrator Memorial City Medical Center, Houston, Texas, from 1976 to 1989; Prior to his healthcare career, Mr. Macfarland served as a commissioned officer in the US Navy and was designated a Surface Warfare Officer from 1971 to 1973.

Mr. Macfarland has also served numerous professional and community groups in roles such as Chairman of the American College of Healthcare Executives/Houston Chapter in 1984; Fellow member of the American College of Healthcare Executives since 1987; Regional Chairman of the American Heart Association Heart Walk in 2002; Chairman of Irving YMCA from 1995 to 1996; and Development Chairman of Irving YMCA at Northlake in 1997.

Mr. Macfarland obtained his Master of Health Administration from Washington University in 1976 and a Bachelor of Arts, Psychology from Kansas University in 1971.

Kenneth Lee, M.D., Chief Operating Officer

Dr. Kenneth Lee has over 17 years of experience working in various sectors of the healthcare industry in the United States, mainland China and Macao. Prior to his current position, he was the Chief Operating Officer of the University Hospital of Macau University of Science and Technology Foundation. Before joining United Premier Medical Group, he was the founder and Chief Executive Officer of American-Sino Human Resources Internationalization and Consulting, Ltd, a PRC wholly foreign-owned enterprise. He also served as Medical Director of Huashan Hospital American-Sino OB/GYN Services (ASOG) in Shanghai and Senior Management Consultant for ASOG in Beijing. Prior to moving to China, he was the Regional Care Management Medical Director for United Health Group, the largest health insurance company in the United States. He has also served on the Board of Managers for the Northern Ohio Alliance for Health, Ltd., an 11-hospital coalition, providing managed care leadership. Dr. Lee has also served as the Director of the Resurrection Healthcare Family Medicine Residency program in Chicago. In the early 1990’s, Dr. Lee was also the founder and Managing Director of a single specialty group practice in Ohio, USA.

Dr. Lee obtained his doctor of medicine (M.D.) degree from the Medical University of Ohio and graduate degrees in Master of Business Administration (MBA) and Master of Public Health (MPH) from the University of South Florida. In addition, he is board certified in family medicine (FAAFP), managed care medicine (CMCM) and as certified physician executive (CPE) by the American College of Physician Executive.

Edwin Chan, Chief Financial Officer

Mr. Edwin Chan was a director of Biopack Environmental Solutions Inc. (a publicly listed OTC Bulletin Board company) from March 2007 to March 2008 and was the chief financial officer of the company for the third quarter of 2007, where he was responsible for financial reporting, corporate finance and investment analysis of the company. From 2004 to 2006, Mr. Chan was a Senior Manager at China Everbright Securities (HK) Limited, a PRC-based investment banking firm, where he was responsible for sales and brokerage of securities to institutional investors in the Greater China Region. From 2002 to 2004, he was the Senior Manager (Business Valuation) of Vigers Appraisal & Consulting Limited. From 2000 to 2002, Mr. Chan was the Research Manager for Asia Financial Securities Limited.

Mr. Chan was awarded an MBA degree in 1999 from the Schulich School of Business, York University, Canada, with a specialization in Corporate Finance, Investment and Financial Management. He has also obtained an LL.B.

degree from Tsinghua University in the Peoples Republic of China, a Bachelor of Science degree from the Chinese University of Hong Kong and a postgraduate certificate in Education from the University of Hong Kong.

Wong Yuen Yee, Director

Ms. Y. Y. Wong has over fifteen years of practical business experience in the PRC. She is responsible for the overall strategic planning and development of UPMG. In addition to the position held at UPMG, Ms. Wong founded Inno-tech Holdings Ltd. (8202.HK), which was successfully listed in the Hong Kong Growth Enterprise Market (“GEM”) market in 2002. Ms. Wong is the Chairman of Inno-Tech Holdings Ltd. - a listed company on the Share Exchange of Hong Kong focusing on sales and marketing of innovative smart home products in the PRC and also the acquisition, development and management of budget hotels in the PRC. Ms. Wong graduated from the University of Hong Kong with a Bachelor of Social Science degree and a Masters degree in Business Administration. She is enthusiastic about the welfare of China’s women and children. Ms. Wong is a Director of the Shanghai Soong Ching Ling Foundation. The foundation is dedicated to developing the welfare of Chinese women and children.

Wong Yao Wing, Director

Mr. Robert Wong is a typical entrepreneur who founded his first IT business in Hong Kong 15 years ago. His IT business was proven a great success and was soon acquired by Legend Holdings Limited. Subsequently, Mr. Wong joined HealthAnswers Inc. - a U.S. based comprehensive and integrated health communications company providing health information and service to patients through the continuum of healthcare, and set up the Asia Division of HealthAnswers. Mr. Wong’s tenure at HealthAnswers granted him good exposure of the healthcare industry in the region. After then, Mr. Wong founded Inno-tech Holdings Ltd. (8202.HK), which was successfully listed in the Hong Kong GEM market in 2002. Mr. Wong is now the Deputy Chairman of the company. Mr. Wong graduated from the University of Hong Kong with a Bachelor of Science Honor degree, a Certification of Education and a Masters degree in Business Administration. Mr. Wong received the Chief Executive’s Commendation for Community Service in July 2005.

Andrew B. Kramer, Director

Mr. Andrew Kramer is a Registered Investment Advisor. He is President and Portfolio Manager at Kramer Capital Management an investment firm managing over 100 million dollars. Mr. Kramer has been an investment professional for over twenty years the last 15 he has been associated with Third Avenue Management, the value investment firm founded by the legendary value investor Martin J. Whitman. In addition to Kramer’s duties at Kramer Capital he chairs The Board of Trustees of a 12 million dollar annual budget non profit organization and is a board member of various private companies. He was a graduate of Colgat University 1984 with a double major in English and History.

Significant Employees

Daisy Sin, Director -VIP Maternity & GYN Centers

Daisy Sin has over 12 years experience in private healthcare organizations in Hong Kong, Macau and China. Ms Sin joined United Premier Medical Group (UPMG) in 2003 and was the founder of the VIP Maternity & GYN Centers in the main cities of China including: Shanghai, Guangzhou, Wuxi, Foshan, Changsha, Xiamen and Hangzhou. In September 2006, she was seconded by the group to University Hospital, Macau as the Deputy Chief Operating Officer. She was also the founder of the International Medical Center, Executive Health Management Center, Medical Skin & Laser Center, Integrated Rehab Service Center and Sleep Disorder Management Center of the Hospital. Before joining UPMG, Ms. Sin was the Administration Manager of Quality HealthCare Asia Ltd., the first listed healthcare company on the Stock Exchange of Hong Kong.

Xiu-sheng Cheng, Director -Government & Legal Affairs

Xiu-sheng Cheng has over 26 years of China healthcare experiences in clinical medicine, healthcare administration and management for various hospitals, health bureau administrative organizations and medical foundations. He was also one of the Founders of International Medical Network Center (IMNC) of the China Medical Foundation. Prior to his current position, Mr. Cheng was the Deputy General Manager of Shanghai Distance Learning Medical Network Co., Ltd., and the Information Center of Shanghai Health Bureau. Prior to 2003, he was the Executive Vice Secretary-General of IMNC. Mr. Cheng was the Vice President of American Brother Industrial Co., Ltd. and concurrent board member and Vice President of Shanghai Huawang Technic & Trade Co., Ltd. In the early 1990s, he undertook the positions of Doctor-in-charge and Deputy Director in Health Bureau administrative organizations and Class3A hospitals. Mr. Cheng graduated from the top Fudan University (formally Shanghai Medical University) in Shanghai with a Bachelor degree of Social Medicine and Healthcare Administration and a MBA degree of Healthcare Economics. He was awarded a scholarship by the Chinese Medical Association in USA.

Faith Lam, Director – Accounting & Procurement

Faith Lam has had a long career in Auditing since 1990. In 1994, he joined Deloitte Touche Tohmatsu, one of top four auditing firms in Hong Kong. Prior to joining our group, Mr. Lam was a government qualified accountant of a public company listed on the main board of the Stock Exchange of Hong Kong. Mr. Lam graduated from Hong Kong Shue Yan College (the predecessor of Hong Kong Shue Yan University) in 1990 majoring in Accounting. He is a Certified Public Accountant of the Hong Kong Institute of Certified Public Accountants and a fellow member of The Association of Chartered Certified Accountants.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offences;

3.

being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended May 31, 2008, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Required Forms
Gerald W. Williams	2(1)	2(1)	1
Roy D. West	2(2)	2 (2)	1
Henry J. Macfarland	1(3)	1(3)	N/A
Edwin Chan	1(3)	1(3)	N/A
Kenneth Lee	1(3)	1(3)	1
Wong Yuen Yee	1(3)	1(3)	N/A
Wong Yao Wing	1(3)	1(3)	1
Andrew B. Kramer	1(3)	1(3)	1

(1) Gerald W. Williams filed a late Form 3 – Initial Statement of Beneficial Ownership of Securities and a late Form 4 – Statement of Changes in Beneficial Ownership.

(2) Roy D. West filed one late Form 3 – Initial Statement of Beneficial Ownership of Securities and 1 late Form 4s - Statement of Changes in Beneficial Ownership.

(3) The named executive officer or director filed a late Form 3 – Initial Statement of Beneficial Ownership of Securities.

Code of Ethics

Our board of directors on April 30, 2005 adopted a formal written Code of Business Conduct and Ethics and Compliance Program for all officers, directors and senior employees. Our Code of Business Conduct and Ethics and Compliance Program was filed as an exhibit to our annual report on 10-KSB filed with the Securities and Exchange Commission on August 28, 2007.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

Item 11.      Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended May 31, 2008 and 2007; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended May 31, 2008 and 2007, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Share Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensat ion ($)	Nonqualified Deferred Compensati on Earnings ($)	All Other Compensa tion ($)	Total ($)
Gerald W. Williams Former President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director (1)	2008 2007 2006	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Henry J. Macfarland Chief Executive Officer(2)	2008 2007 2006	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	49,700 32,658 Nil	49,700 32,658 Nil
Edwin Chan Chief Financial Officer(3)	2008 2007 2006	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	22,436 8,974 Nil	22,436 8,974 Nil
Dr. Kenneth Lee Chief Operating Officer(4)	2008 2007 2006	Nil 113,905 Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	57,532 17,921 Nil	57,532 131,826 Nil
Wong Yuen Yee	2008 2007 2006	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Wong Yao Wing	2008 2007 2006	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Andrew B. Kramer	2008 2007 2006	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

(1)

Mr. Williams resigned as our president, chief executive officer, secretary and treasurer on July 24, 2008 when Henry J. Macfarland was appointed as chief executive officer of our company following the closing of the share exchange agreement.

(2)	On October 26, 2006, United Premier Medical Group (Hong Kong) Limited and American-Sino Human Resources Consulting & Management (Shanghai) Ltd. entered into a management service agreement concerning the appointment of Dr. Kenneth K. Lee as the Chief Operating Officer of United Premier Medical Group Limited and its subsidiaries and provision of related consulting services. A combined management and clinical service fee of about $10,355 will be paid per month as the sole compensation for these consulting services. There is no arrangement or plan in which pension, retirement or similar benefits under this agreement. On June 1, 2007, United Premier Medical Group International Limited and American-Sino Internationalization Consulting & Management Limited entered into a management agreement for the renewal of the agreement dated October 26, 2006 for the appointment of Dr. Kenneth Lee as the Chief Operating Officer of United Premier Medical Group Limited and its subsidiaries and provision of related consulting services. A combined management and clinical service fee of about $10,355 is paid per month as the sole compensation for these consulting services. There is no arrangement or plan in which pension, retirement or similar benefits under this agreement.

(3)

On October 15, 2007, United Premier Medical Group Limited and Stonebridge Healthcare Consulting, LLC entered into a consulting agreement concerning the engagement of Mr. Henry J. Macfarland as the Chief Executive Officer of United Premier Medical Group Limited and its subsidiaries and provision of related consulting services. An hourly fee of $150 but not to exceed a maximum of $1,200 per day is paid as the sole compensation for these consulting services. There is no arrangement or plan in which pension, retirement or similar benefits under this agreement.

(4)

On November 1, 2007, UPMG (International) Limited and Asset Spring Investments Ltd. entered into a consulting agreement concerning the engagement of Mr. Chan Kam-fai, Edwin as the Chief Financial Officer of United Premier Medical Group Limited and its subsidiaries and provision of related consulting services. A monthly consulting fee of about $4,493 is paid as the sole compensation for these consulting services. There is no arrangement or plan in which pension, retirement or similar benefits under this agreement.

We have not entered into any employment agreement or consulting agreements with our directors. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Stock Options/SAR Grants

We did not grant any options or stock appreciation rights during our fiscal year ended May 31, 2008.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal year ended May 31, 2008 by any officer or director of our company.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

We have determined that Wong Yuen Yee, Wong Yao Wing and Andrew B. Kramer are independent directors, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Family Relationships

There are no family relationships between any of our directors, executive officers or directors.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of August 28, 2008, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Andrew B. Kramer 622 Third Avenue 32nd Floor New York, NY 10017	Common Share	262,000	0.52%
Wong Yuen Yee Flat E, 12/F, Monticello, 48 Kennedy Road, Wanchai, Hong Kong	Common Share	1,287,587	2.57%

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Wong Yao Wing Flat 27D, Blk 4, Tolo Place, Ma On Shan, Shatin, N.T. Hong Kong	Common Share	1,231,175	2.46%
Directors and Executive Officers as a Group	Common Share	2,780,762	5.55%
Autoscale Resource Ltd. Rm 903, Tung Wai Commercial Building 109 – 111 Gloucester Road Wan Chai, Hong Kong	Common Share	12,000,000	23.9%
Gerald W. Williams 5728 – 125A Street Surrey, BC V3X 3G8	Common Share	4,000,000	7.8%

*	Less than one percent of issued and outstanding common shares.

(1) Based on 50,148,000 shares of common stock issued and outstanding as of August 28, 2008. Except as otherwise indicated, we believe that the beneficial owners of the common shares listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

Equity Compensation Plans

We do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

Item 13.      Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended February 28, 2007, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Loan from Companies Associated with United Premier Medical Group Limited

On June 20, 2007, Inno-Tech Holdings Limited (“Innotech”), a shareholder of UPMG, loaned $772,777 (equivalent to HK$6,000,000) to UPMG for use as working capital and the repayment date is June 22, 2008. Pursuant to an agreement dated April 29, 2008 signed between Innotech and UPMG for the extension of loan repayment, it is agreed that repayment of full amount of the above-mentioned loans is extended as scheduled below:

Date of Loan Agreement	Loan Amount ($)	Original Repayment Date	New Repayment Date
June 20, 2007	$772,777 (HK$ 6,000,000)	June 22, 2008	December 22, 2008

On January 10, 2008, Innotech loaned $384,615 (equivalent to HK$3,000,000) to UPMG with the repayment date on January 9, 2009. On January 25, 2008, Innotech loaned another $512,820 (equivalent to HK$4,000,000) to UPMG with the repayment date on January 24, 2009. Pursuant to an agreement dated April 29, 2008 signed between Innotech and UPMG for the extension of loan repayment, it is agreed that repayment of full amount of the above-mentioned loans is extended as scheduled below:

Date of Loan Agreement	Loan Amount ($)	Original Repayment Date	New Repayment Date
January 10, 2008	$384,615 (HK$3,000,000)	January 9, 2009	July 9, 2009
January 25, 2008	$512,820 (HK$4,000,000)	January 24, 2009	July 24, 2009

Item 14.      Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended May 31, 2008 and for fiscal year ended May 31, 2007 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	May 31, 2008	May 31, 2007
Audit Fees	$3,500	$3,000
Audit Related Fees	$3,000	$3,000
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$6,500	$6,000

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.      Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit
No.	Description

(2)	Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession

2.1

Share Exchange Agreement dated January 20, 2008, among our company, United Premier Medical Group and the selling shareholders of United Premier Medical Group as set forth in the share exchange agreement (incorporated by reference from our Current Report on Form 8-K filed on January 28, 2008)

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on July 29, 2005)

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on July 29, 2005)

(10)	Material Contracts

10.1

Option To Purchase And Royalty Agreement between The Cavalier Group and Larry Gervais of Timmins, Ontario, dated April 25, 2005 to acquire a 100% interest in the Casa Claim Block, Porcupine Mining Division, Ontario.( incorporated by reference from our Registration Statement on Form SB-2 filed on July 29, 2005)

10.2	Code Of Business Conduct & Ethics and Compliance Program (incorporated by reference from our Annual Report on Form 10-KSB filed on August 28, 2008)

10.3	Educational and Consulting Services Agreement between JHI and PMEHK dated June 15, 2002. (incorporated by reference from our Current Report on Form 8-K filed on July 31, 2008)

10.4	Licensing Agreement between JHI and PMEHK dated June 15, 2002. (incorporated by reference from our Current Report on Form 8-K filed on July 31, 2008)

10.5	Novation and Assignment Agreement for Education and Consulting Services Agreement between PMEHK, PMEUS and JHI. (incorporated by reference from our Current Report on Form 8-K filed on July 31, 2008)

10.6	Novation and Assignment for Licensing Agreement between PMEHK, PMEUS and JHI dated April 11, 2003. (incorporated by reference from our Current Report on Form 8-K filed on July 31, 2008)

10.7	Amendment to Licensing Agreement between JHI and PMEUS dated August 8, 2003. (incorporated by reference from our Current Report on Form 8-K filed on July 31, 2008)

10.8	Second Amendment to Licensing Agreement between JHI and PME dated June 10, 2004. (incorporated by reference from our Current Report on Form 8-K filed on July 31, 2008)

Exhibit
No.	Description

10.9	First Amendment to Educational And Consulting Services Agreement between JHI and PME dated June 10, 2004. (incorporated by reference from our Current Report on Form 8-K filed on July 31, 2008)

10.10	Description of Co-operative Agreement between IPMCHH and UPMG (U.S.) Limited dated March 31, 2005. (incorporated by reference from our Current Report on Form 8-K filed on July 31, 2008)

10.11	Description of Co-operative Agreement between IPMCHH and PMEHK dated February 2, 2004. (incorporated by reference from our Current Report on Form 8-K filed on July 31, 2008)

10.12	Description of Co-operative Agreement between IPMCHH and PMEHK dated March 21, 2003. (incorporated by reference from our Current Report on Form 8-K filed on July 31, 2008)

10.13

Description of Technical Exchange and Cooperative Agreement between Xiamen Maternity and Child Health Care Hospital and Proactive Medicare (Xiamen) Company Limited dated March 6, 2005. (incorporated by reference from our Current Report on Form 8-K filed on July 31, 2008)

10.14

Description of Co-operative Agreement between Jinan Maternity and China Care Hospital and Proactive Medicare Enterprise (Jinan) Limited dated February 5, 2004. (incorporated by reference from our Current Report on Form 8-K filed on July 31, 2008)

10.15

Description of Co-operative Agreement between Beijing Obstetrics & Gynecology Hospital and Proactive Medicare (Beijing) Company Limited dated April 25, 2004. (incorporated by reference from our Current Report on Form 8-K filed on July 31, 2008)

10.16

Co-operative Agreement between Foshan Maternal and Children’s Hospital and Proactive Medicare Services (Hong Kong) Limited dated February 27, 2004 (incorporated by reference from our Current Report on Form 8-K filed on July 31, 2008)

10.17

Description of Supplemental Agreement to the Co-operative Agreement between Foshan Maternal and Children’s Hospital and Proactive Medicare Services (Hong Kong) Limited dated February 27, 2004 (incorporated by reference from our Current Report on Form 8-K filed on July 31, 2008)

10.18

Description of Co-operative Agreement betweenThe Second Affiliated Hospital of Guangzhou Medical College and UPMG (Guangdong) Company Limited dated November 18, 2003. (incorporated by reference from our Current Report on Form 8-K filed on July 31, 2008)

10.19

Description of Co-operative Agreement between Changsha Maternity and Child Hospital and Proactive Medicare (Changsha) Company Limited dated July 7, 2004. (incorporated by reference from our Current Report on Form 8-K filed on July 31, 2008)

10.20

Supplemental Agreement to the Co-operative Agreement between Changsha Maternity and Child Hospital and Proactive Medicare (Changsha) Company Limited dated July 7, 2004. (incorporated by reference from our Current Report on Form 8-K filed on July 31, 2008)

10.21

Description of Co-operative Agreement between Wuxi Maternity and Children Hospital and Proactive Medicare (Wuxi) Company Limited dated April 19, 2004. (incorporated by reference from our Current Report on Form 8-K filed on July 31, 2008)

10.22

Description of Supplemental Agreement to the Co-operative Agreement between Wuxi Maternity and Children Hospital and Proactive Medicare (Wuxi) Company Limited dated April 19, 2004. (incorporated by reference from our Current Report on Form 8-K filed on July 31, 2008)

10.23

Technical Exchange and Co-operative Agreement between Hangzhou Tin Mu Shan Hospital Limited and Proactive Medicare (Hangzhou) Company Limited dated August 20, 2005. (incorporated by reference from our Current Report on Form 8-K filed on July 31, 2008)

Exhibit
No.	Description

10.24

Description of Technical Exchange and Co-operative Agreement between Proactive Medicare (Jiangsu) Company Limited and Jiangsu Province Women and Children Hygiene and Health Center/the Auxiliary Ward of the Jiangsu Province People’s Hospital dated September 29, 2005. (incorporated by reference from our Current Report on Form 8-K filed on July 31, 2008)

10.25	Agreement between Data Pacific Medical Group Limited and UPMG (Hong Kong) Limited dated June 28, 2006. (incorporated by reference from our Current Report on Form 8-K filed on July 31, 2008)

10.26

Hospital Management, Hospital Services Development and Related Consulting Services Agreement between The University Hospital of Macau University of Science and Technology Foundation a.nd UPMG (Macau) Limited dated October 1, 2006. (incorporated by reference from our Current Report on Form 8-K filed on July 31, 2008)

10.27

Amendment Agreement to the Hospital Management, Hospital Services Development and Related Consulting Services Agreement between The University Hospital of Macau University of Science and Technology Foundation and UPMG (Macau) Limited dated June 27, 2007. (incorporated by reference from our Current Report on Form 8-K filed on July 31, 2008)

10.28

Management Services Agreement between UPMG (Hong Kong) Limited and American-Sino Human Resources Consulting and Management (Shanghai) Ltd. Dated October 26, 2006. (incorporated by reference from our Current Report on Form 8-K filed on July 31, 2008)

10.29	Services Agreement PMEHK and PMEUS dated March 28, 2004. (incorporated by reference from our C 8 fil d l 31 2008)

10.30	Project Consultancy Agreement between PMEHK and PMEUS dated March 28, 2004. (incorporated by reference from our Current Report on Form 8-K filed on July 31, 2008)

(21)	Subsidiaries of the Small Business Issuer

UPMG International Limited

Proactive Medicare Enterprise (Hong Kong) Limited

Proactive Medicare (Shenzhen) Company Limited

Proactive Medicare (Changsha) Company Limited

Proactive Medicare (Xiamen) Company Limited

Proactive Medicare (Nanjing) Company Limited

Proactive Medicare (Hangzhou) Company Limited

Proactive Medicare (Wuxi) Company Limited

United Premier Medical Group (Shanghai) Limited

Proactive Medicare Services (Hong Kong) Limited

Proactive Medicare (Beijing) Company Limited

UPMG (Hong Kong) Limited

UPMG (US) Limited

Guangzhou Inno-Proactive Medicare Consultancy Limited

Shanghai Proactive Medicare Health Education Center Limited

UPMG (Shenzhen) Limited

Broad Prosper Limited

UPMG (Macau) Company Limited

Exhibit
No.	Description

(31)	Section 302 Certification

31.1*	Section 302 Certification of Henry J. Macfarland

31.2*	Section 302 Certification of Edwin Chan

(32)	Section 906 Certification

32.1*	Section 906 Certification of Henry J. Macfarland

32.2*	Section 906 Certification of Edwin Chan

*        Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA HEALTH CARE CORPORATION

/s/ Henry J. Macfarland
_________________________________
By: Henry J. Macfarland
Chief Executive Officer,
(Principal Executive Officer)
Dated: August 29, 2008

/s/ Edwin Chan
_________________________________
By: Edwin Chan
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)
Dated: August 29, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Henry J. Macfarland
_________________________________
By: Henry J. Macfarland
Chief Executive Officer,
(Principal Executive Officer)
Dated: August 29, 2008

/s/ Edwin Chan
_________________________________
By: Edwin Chan
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)
Dated: August 29, 2008

/s/ Wong Yuen Yee
_________________________________
By: Wong Yuen Yee
Director
Dated: August 29, 2008

/s/ Wong Yao Wing
_________________________________
By: Wong Yao Wing
Director
Dated: August 29, 2008

/s/ Andrew B. Kramer
_________________________________
By: Andrew B. Kramer
Director
Dated: August 29, 2008