Form 10-K/A
period 2008-05-31
CHINA HEALTH CARE CORP
filed 2008-10-24
CIK 1333878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2008 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-127016

CHINA HEALTH CARE CORPORATION
(Exact name of registrant as specified in its charter)

Wyoming	98-0463119
(State or other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

T Plaza Center, Suite 400,
15950 North Dallas Parkway, Dallas	TX 75249
(Address of Principal Executive Offices)	(zip code)

Registrant's telephone number, including area code: (972) 361-8033

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.001

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes[ ] No[x]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes[ ] No[x]

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes[x] No[ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No[x]

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

50,148,000 Shares as of August 28, 2008

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business

Corporate Overview

The address of our principal executive office is T Plaza Center, Suite 400, 15950 North Dallas Parkway, Dallas. Our telephone number is (972) 361-8033.

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

The Market *

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

Source: 2007 National Health Economics Institute – Report on Health Expenditure in China

The chart below shows the national healthcare expenditures of China from 1980 to 2005:

Source: 2007 Health Statistics – Ministry of Health, P.R. China

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

Source: Center for Health Statistics and Information, Ministry of Health, P.R. China – Report on the National Health Services Survey of China, 2006

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

Source: China Statistical Yearbook 2007 – National Bureau of Statistics of P.R.China

* The Tenth Five-Year Plan of the Medicine Industry and Its Development – by BizChina, the business arm of ChinaDaily.com.cn

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

Employees

United Premier Medical Group Limited currently has three officers. Siew Man Pang is the chief executive officer (Mr. Macfarland resigned as our Chief Executive Officer on October 1, 2008), Edwin Chan is the chief financial officer and Dr. Kenneth Lee is the chief operating officer. UPMG also employs a total of 12 employees and consultant in Hong Kong and the PRC, including one deputy project director, three managers, four assistants, three general staff and one consultant. United Premier Medical Group Limited is not a party to any collective bargaining agreement. We believe our relations with the United Premier Medical Group Limited employees are satisfactory.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal office is located at T Plaza Center, Suite 400, 15950 North Dallas Parkway, Dallas. Our telephone number is (972) 361-8033. Our principal office is held under a one year lease to expire on August 2009. We rent this office space at a cost of $95 per month plus administrative expenses. We believe that the condition of our principal office is satisfactory, suitable and adequate for our current needs.

We also maintain our office in Hong Kong at Room 904, Tung Wai Commercial Building, 109 – 111 Gloucester Road, Wan Chai, Hong Kong. Our telephone number is (852) 2511-8008. Our Hong Kong office is held under a lease with a term from August 1, 2008 to June 15, 2009 with rent of HK$30,000 per month.

We also hold the following property interests:

Location	Tenant	Term of Lease	Rent
Room 1505, Block A, Hui Ya Garden 251 Tian He Bie Road, Tian He District, Guangzhou, PRC	Guangzhou Inno-Proactive Medicare Consultancy Limited	July 1, 2004 – June 30, 2006	RMB5,300 per month
Flat 5M-5O, Block A, Cai Fu Square 7060 Shen Nam Da Road, Fu Tian District Zhenzhen, PRC	UPMG (US) Limited	July 20, 2005 – July 20, 2007	RMB2,500 per month

Location	Tenant	Term of Lease	Rent
Room 3C2, Dian Wu Zhoung He Lou Jian Yi Zhi Street, Tian Shou Road Tian He District, Guangzhou, PRC	Guangzhou Inno-Proactive Medicare Consultancy Limited	June 16, 2007 – June 15, 2008	RMB1,980 per month
Building 16, 302, Ding Xiang Apartment 800 Hua Shan Road Shanghai, PRC	Guangzhou Inno-Proactive Medicare Consultancy Limited	June 16, 2007 – June 15, 2008	RMB7,500 per month
Room 1204, Tung Wai Commercial Building, 109-111 Gloucester Road, Wanchai, HK	Proactive Medicare Enterprise (Hong Kong) Limited	January 1, 2008 – August 31, 2008	$2,275 per month
Room 352, Dian Wu Zhoung He Lou, Jian Yi Zhi Street, Tian Shou Road, Tian He District, Guangzhou, PRC	Guangzhou Inno-Proactive Medicare Consultancy Limited	June 16, 2008 to December 15, 2008	RMB1,980 per month
Tomson Center, 188 Zhang Yang Road, B-1601, Pudong Shanghai, PRC 200120	China Health Care Corporation	June 20, 2008 to June 30, 2009	RMB15,000 per month

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

As of the closing date of the share exchange agreement on July 24, 2008, we have contracts to provide consultancy services to a total of five VIP Birthing Centers in the PRC and to manage a private hospital in Macau. These centers are located in Wuxi (“the Wuxi Center”), Xiamen (“the Xiamen Center”), Changsha (“the Changsha Center”), Foshan (“the Foshan Center”) and Hangzhou (“the Hangzhou Center”). For the Wuxi Center, Xiamen Center and the hospital in Macau, they are operated under our service contracts and regularly paying us a monthly service fee. For the Changsha Center, it is still under our service contracts but the host hospital of this center has stopped paying us since June 2007 but still using the JHI brand name. We have engaged a law firm in the PRC to negotiate with the host hospital for a settlement for the sake of not taking any legal action. For the Foshan Center, it is still operated under our service contract but the host hospital has stopped paying us since October 2006 and no longer using the JHI brand name. We engaged a law firm in the PRC to negotiate with the host hospital for a settlement for the sake of not taking any legal action. For the Hangzhou Center, though our service contract is still valid, we have not been paid since the commencement of its operation. We are identifying a law firm in the PRC to negotiate with its host hospital for a possible settlement. The center in Guangzhou (“the Guangzhou Center”) ceased its operation in March 2007 and our invested assets were sold back to its host hospital. The net receipt of this asset sale amounted to $968,000. For the center in Shanghai (“the Shanghai Center”), we have not been paid since January 2006 and we have taken legal action against the host hospital for breach of contract. The case was accepted by and filed in the Shanghai No.1 Intermediate People’s Court in the PRC on April 10, 2007. Our proposed claim is about $2,900,000 (equivalent to RMB22,600,000). These hospitals stopped paying for our services mainly due to 1) the newly appointed hospital directors who do not honor their predecessors’ contractual commitment with the Company as the case of the Changsha Center and the Shanghai Center; 2) poor sense of contractual commitment of existing hospital management as in the case of the Foshan Center that the host hospital intends to keep all the profits once the knowledge transfer on how to run a successful unit has been essentially completed. We believe these events may negatively impact our net income, but only limited to those non-paid VIP Birthing Centers. However, we seek to minimize this risk for our remaining centers by implementing additional safeguard on intellectual property right while maintaining a strong political and personal relationship with relevant stakeholders. We are currently in dispute with JHI mainly on the fee structure, outstanding fee owing to JHI and use of the “JHI” name in future, and we are actively negotiating with JHI for a possible settlement.

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

Over the next twelve months, we plan to acquire 4 hospitals / health centers. Letters of Intent have been negotiated with a total of 4 to 5 acquisitions / management contract across Greater China. These potential targets are currently unrelated to us. We expect to go through at least several rounds of negotiation and the comprehensive due diligent process before closing these deals, which are scheduled to complete within 6 months from now. The due diligent process is considered a necessary process before negotiation the details of acquisition agreements. These acquisitions are typically in the more affluent cities like Beijing, Shanghai, Nanjing and Macau. Such acquisitions will include fully licensed small specialty hospitals each with about 30 to 40 beds as well as established satellite clinics. Additional merger & acquisition targets have been identified for the pipeline and negotiations are ongoing. We intend to finance these acquisitions through private placement to institutional investors. As a result, our future business will typically consist of three major revenue drivers, namely, VIP Birthing Center, Satellite Health Center and Specialty Hospital.

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

Services provided by our VIP Birthing Centers, Specialty Hospitals and Satellite Health Centers are summarized as follow:

Services of VIP Birthing Center:

OBSTETRIC SERVICES	GYNECOLOGIC SERVICES
Outpatient: Pre-delivery check-up & consultation Prenatal genetics consultation Inpatient and / or Minor Surgery: Vaginal Birth Caesarean section Prenatal Education	Outpatient: Gynecologic check up Pre-marriage body checkup Inpatient and / or Minor Surgery: Gynecologic minor operation Minor operation for planned childbirth

Services of Specialty Hospital:

OUTPATIENT	INPATIENT	MINOR SURGERY
Obstetric services Gynecologic services Pediatric services Urology services Medical check-up Women wellness Rehabilitation Services	Obstetric services Gynecologic services Pediatric services Rehabilitation Services Nursing Home Services	Obstetric services Gynecologic services Pediatric services Urology services Infertility services

Services of Satellite Health Center:

OB/GYN	PEDIATRICS	INTERNAL MEDICINE
Obstetric services Gynecologic services Uro-gynecologic services Medical Cosmetic Service Women wellness check-up Infertility Services	Health Maintenance Services Anticipatory Guidance Immunization programs Rehabilitation Services Developmental Screening School Health Programs	Adult Health Maintenance Adult Vaccination Program Chronic Disease Management Urology services Rehabilitation Services Integrated TCM Services

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

27

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

Cordovano and Honeck LLP

Englewood, Colorado

July 18, 2008

China Health Care Corporation
(Formerly The Cavalier Group)
(An Exploration Stage Company)
Balance Sheet
May 31, 2008

	May 31		May 31
	2008		2007
Assets
Current assets:
Cash	$53		$3,258

Total assets	$53		$3,258

Liabilities and Shareholders’ Deficit
Current liabilities:
Notes payable:
Related party (Note 2)	$5,000	$	---
Other (Note 6)	10,000		---
Accrued interest payable	418		---
Accrued liabilities	3,000		3,000
Total current liabilities	18,418		3,000

Shareholders’ deficit (Note 4):
Common stock, $.001 par value; 200,000,000 shares authorized,
7,490,000 shares issued and outstanding	7,490		7,490
Additional paid-in capital	74,560		71,960
Accumulated deficit	(100,577)		(80,298)
Cumulative translation adjustment	162		1,106
Total shareholders’ deficit	(18,365)		258

Total liabilities and shareholders’ deficit	$53		$3,258

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended May 31, 2008, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Required Forms
Gerald W. Williams	2(1)	2(1)	1
Roy D. West	2(2)	2 (2)	1
Henry J. Macfarland	1(3)	1(3)	1
Edwin Chan	1(3)	1(3)	1
Kenneth Lee	1(3)	1(3)	1
Wong Yuen Yee	1(3)	1(3)	N/A
Wong Yao Wing	1(3)	1(3)	1
Andrew B. Kramer	1(3)	1(3)	1

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Share Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gerald W. Williams Former President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director (1)	2008 2007 2006	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Henry J. Macfarland Former Chief Executive Officer(2) (5)	2008 2007 2006	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	49,700 32,658 Nil	49,700 32,658 Nil
Edwin Chan Chief Financial Officer(3)	2008 2007 2006	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	22,436 8,974 Nil	22,436 8,974 Nil
Dr. Kenneth Lee Chief Operating Officer(4)	2008 2007 2006	Nil 113,905 Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	57,532 17,921 Nil	57,532 131,826 Nil
Wong Yuen Yee	2008 2007 2006	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Wong Yao Wing	2008 2007 2006	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Andrew B. Kramer	2008 2007 2006	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

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

(5)	On October 1, 2008, Mr. Macfarland resigned as our Chief Executive Officer. As a result of Mr. Macfarland’s resignation we appointed Mr. Siew Man Pang. On October 1, 2008, the Company entered into an employment agreement with Mr. Siew Man Pang as the Chief Executive Officer of the Company and its subsidiaries with a monthly compensation of $15,384 plus two months salary as the bonus. Mr. Pang is also entitled to a total of 500,000 share options of the Company exercisable at $0.70 after the first anniversary of his employment with the Company. There is no arrangement or plan in which pension, retirement or similar benefits under this agreement.

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

Stock Option Plan

Mr. Siew Man Pang, the Chief Executive Officer of the Company is entitled to a total of 500,000 share options of the Company exercisable at $0.70 after the first anniversary of his employment with the Company, i.e. October 1, 2009. We do not have any other stock option plan in favor of our directors, other officers, consultants or employees of our company.

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

Equity Compensation Plans

Mr. Siew Man Pang, the Chief Executive Officer of the Company is entitled to a total of 500,000 share options of the Company exercisable at $0.70 after the first anniversary of his employment with the Company, i.e. October 1, 2009. We do not have any other stock option plan in favor of our directors, other officers, consultants or employees

Changes in Control

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

10.26

Hospital Management, Hospital Services Development and Related Consulting Services Agreement between The University Hospital of Macau University of Science and Technology Foundation and UPMG (Macau) Limited dated October 1, 2006. (incorporated by reference from our Current Report on Form 8-K filed on July 31, 2008)

10.27

Amendment Agreement to the Hospital Management, Hospital Services Development and Related Consulting Services Agreement between The University Hospital of Macau University of Science and Technology Foundation and UPMG (Macau) Limited dated June 27, 2007. (incorporated by reference from our Current Report on Form 8-K filed on July 31, 2008)

10.28

Management Services Agreement between UPMG (Hong Kong) Limited and American-Sino Human Resources Consulting and Management (Shanghai) Ltd. Dated October 26, 2006. (incorporated by reference from our Current Report on Form 8-K filed on July 31, 2008)

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

CHINA HEALTH CARE CORPORATION

/s/ Siew Man Pang
By: Siew Man Pang
Chief Executive Officer,
(Principal Executive Officer)
Dated: October 23, 2008

/s/ Edwin Chan
By: Edwin Chan
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)
Dated: October 23, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Siew Man Pang
By: Siew Man Pang
Chief Executive Officer,
(Principal Executive Officer)
Dated: October 23, 2008

/s/ Edwin Chan
By: Edwin Chan
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)
Dated: October 23, 2008

/s/ Wong Yuen Yee
By: Wong Yuen Yee
Director
Dated: October 23, 2008

/s/ Wong Yao Wing
By: Wong Yao Wing
Director
Dated: October 23, 2008

/s/ Andrew B. Kramer
By: Andrew B. Kramer
Director
Dated: October 23, 2008