Form 10-Q
period 2008-09-30
CHINA HEALTH CARE CORP
filed 2008-11-14
CIK 1333878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

Or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ___________________________

Commission File Number 333-127016

CHINA HEALTH CARE CORPORATION
(Exact name of registrant as specified in its charter)

Wyoming	98-0463119
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

T Plaza Center, Suite 400, 15950 North Dallas Parkway, Dallas, TX	75249
(Address of principal executive offices)	(Zip Code)

972.361.8033
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] YES    [   ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.
See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
[   ] YES    [X] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[   ] YES    [   ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
50,148,000 common shares issued and outstanding as of November 13, 2008

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

SAMUEL H. WONG & CO., LLP
CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
China Health Care Corp

Report of Registered Independent Public Accounting Firm

We have reviewed the accompanying interim consolidated balance sheet of China Health Care Corp (the "Company") as of September 30, 2008, and the related consolidated statement of operations, changes in stockholders' equity, and cash flows for the three-month and nine-month periods ended September 30, 2008. These interim consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements for them to be in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1, the Company continued to incur losses and working capital deficiencies that raise doubt over its ability to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the company be unable to continue as a going concern.

The September 30, 2007 financial statements were audited by K.P. Cheng & Co. (Hong Kong), and they expressed an unqualified opinion on them with a report dated July 24, 2008. We have not performed any auditing procedures for those periods covered in their report.

Samuel H. Wong & Co., LLP

South San Francisco, California
November 8, 2008

Samuel H. Wong & Co., LLP
Certified Public Accountants

400 Oyster Point Boulevard, Suite 122, South San Francisco, CA 94080 Tel.: (415) 732-1288 Fax.: (415) 397-9028
E-mail: info@swongcpa.com Website: www.swongcpa.com

China Health Care Corp
Consolidated Balance Sheets
At September 30, 2008, and December 31, 2007
(Stated in US Dollars)

		At	At	At
		September 30,	December 31,	September 30,
Assets	Note	2008	2007	2007
		(Unaudited)	(Unaudited)
Current assets
Cash	2(d)	$229,567	$84,369	$406,396
Accounts receivable	2(e),3	113,106	344,740	54,250
Related party receivables	4	-	614,792	68,427
Prepaid expenses	5	378,264	519,627	237,981
Total current assets		720,937	1,563,528	767,054

Non-current assets
Property and equipment	2(f),6	855,810	1,053,186	1,123,317
Goodwill	7	154,809	154,881	154,881

Discontinued operations
Accounts receivable	15	10,939	10,922	45,594

Total assets		$1,742,495	$2,782,517	$2,090,846

Liabilities, Minority Interest, and Stockholders’ Deficit

Current liabilities
Accounts payable		1,410,111	1,471,115	1,853,896
Dividends payable		24,884	-	-
Related party payables	8	2,510,978	1,823,061	470,377
Accrued liabilities	9	749,116	1,696,932	621,125
Convertible preferred stock - $0 par value, 10,000 shares
authorized; 600, 4,605, and 4,605 shares issued and
outstanding at September 30, 2008, December 31,2007,
and September 30, 2007, respectively	10	1,503,198	-	-
Total current liabilities		6,198,287	4,991,108	2,945,398

Non-current liabilities
Dividends payable		-	286,717	1,385,573
Related party payables - long term	8	-		772,777

Liabilities of discontinued operations
Accrued liabilities	9,15	4,198	4,200	4,200

Total liabilities		$6,202,485	$5,282,025	$5,107,948

Minority interest		$223,275	$101,457	$99,625

See Accompanying Notes to the Financial Statements and Accountant’s Report.

China Health Care Corp
Consolidated Balance Sheets
At September 30, 2008, and December 31, 2007
(Stated in US Dollars)

		At	At	At
		September 30,	December, 31	September 30,
	Note	2008	2007	2007
		(unaudited)	(unaudited)
Stockholders’ deficit
Convertible preferred stock - $0 par value, 10,000 shares
authorized; 600 shares (reclassified to liabilities), 4,605 and
4,605 shares issued and outstanding at September 30, 2008,
December 31, 2007, and September 30, 2007, respectively	10	$-	11,332,794	$10,225,269
Common stock - $0.001 par value, 200,000,000 shares
authorized; 50,148,000 and 39,314,000 shares issued and
outstanding at September 30, 2008, and September 30,
2007, respectively		50,148	39,314	39,314
Additional paid in capital		21,571,145	10,470,678	10,416,271
Accumulated deficits		(26,546,771)	(24,282,847)	(23,644,911)
Accumulated other comprehensive income (loss)		242,213	(160,904)	(152,670)
Total stockholders' deficit		(4,683,265)	(2,600,965)	(3,116,727)

Total liabilities, minority interest, and stockholders' deficit		$1,742,495	$2,782,517	$2,090,846

See Accompanying Notes to the Financial Statements and Accountant’s Report.

China Health Care Corp
Consolidated Statement of Operations
for the three and nine months ended September 30, 2008, and 2007
(Stated in US Dollars)

		3 months	3 months	9 months	9 months
		ended	ended	ended	ended
		September 30,	September 30,	September 30,	September 30,
		2008	2007	2008	2007
Revenue	2(g),16	$177,813	$108,854	$389,325	$462,284
Cost of revenue	2(h)	21,158	33,782	122,075	131,239
Gross profit		156,655	75,072	267,250	331,045

Selling expenses	2(i)	-	26,866	79,623	123,704
General and administrative expenses	2(j)	618,057	452,013	2,429,637	993,767
Total operating expenses		618,057	478,879	2,509,260	1,117,471

Other income (expenses)
Other income		79,668	56,636	85,281	358,022
Interest income		82	301,229	82	-
Interest expense		(655)	-	(84,168)	(20,575)
Other expenses		(9,536)	-	(129)	-
Total other income (expenses)		69,559	357,865	1,066	337,447
Loss before income tax and minority
interest		(391,843)	(45,942)	(2,240,944)	(448,979)

Provision for income tax (tax benefit)	2(k)	4,901	(20,341)	(20,303)	(20,516)

Loss before minority interest		(386,942)	(66,283)	(2,261,247)	(469,495)

less: Minority interest in net income (loss)		(17,649)	(2,031)	-	(25,620)

Loss from continuing operations		(404,591)	(68,314)	(2,261,247)	(495,115)
Gain (loss) from discontinued operations,
net of taxes	15	(2,677)	(1,441)	(2,677)	311,944

Net income (loss)		(407,268)	(69,755)	(2,263,924)	(183,171)

Preferred dividends		-	(125,890)	-	(682,982)

Loss attributable to common stockholders		(407,268)	(195,645)	(2,263,924)	(866,153)

Earnings (loss) per share	2(l),14
Basic and diluted		$(0.0085)	$(0.0050)	$(0.0478)	$(0.0220)

Weighted average shares outstanding
Basic and diluted		48,005,217	39,314,000	47,357,146	39,314,000

See Accompanying Notes to the Financial Statements and Accountant’s Report.

China Health Care Corp
Consolidated Statements of Changes in Stockholders’ Deficit
for the nine months ended September 30, 2008 and year end December 31, 2007
(Stated in US Dollars)

		3 months	3 months	9 months	9 months
		ended	ended	ended	ended
		September 30,	September 30,	September 30,	September 30,
Statement of Comprehensive Income (Loss)		2008	2007	2008	2007
Net income (loss)		$(407,268)	$(195,645)	$(2,263,924)	$(866,153)
Other comprehensive income (loss)	2(m)
Foreign currency translation adjustment	2(n)	392,256	5,067	233,979	(32,846)
Total comprehensive income		$(15,012)	$(190,578)	$(2,029,945)	$(898,999)

	Convertible Preferred Stock		Common Stock		Additional		Accumulated
					Paid		Other
	Shares	Par	Shares	Par	in	Accumulated	Comprehensive
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Income (loss)	Total
Balance, October 1, 2006	4,545	$10,075,320	38,856,000	$38,856	$10,172,370	$(22,376,133)	$(108,876)	$(2,198,463)
Issuance of common stock for cash			418,000	418	215,322			215,740
Issuance of common stock as
compensation			40,000	40	28,579			28,619
Issuance of preferred stock for cash	60	149,949						149,949
Net loss						(355,078)		(355,078)
Preferred dividends declared						(913,700)		(913,700)
Foreign currency translation adjustment							(43,794)	(43,794)
Balance, September 30, 2007	4,605	$10,225,269	39,314,000	$39,314	$10,416,271	$(23,644,911)	$(152,670)	$(3,116,727)

Balance, October 1, 2007	4,605	$10,225,269	39,314,000	$39,314	$10,416,271	$(23,644,911)	$(152,670)	$(3,116,727)
Convertible preferred stock issued to
settle previously accrued cash dividends	459	1,060,086						1,060,086
Conversion of preferred stock	(4,464)	(9,782,157)	8,928,000	8,928	9,787,640			14,411
Preferred stock reclassified to liabilities	(600)	(1,503,198)						(1,503,198)
Issuance of common stock			1,906,000	1,906	1,367,234			1,369,140
Net loss						(2,753,536)		(2,753,536)
Preferred dividends declared						(148,324)		(148,324)
Foreign currency translation adjustment							394,883	394,883
Balance, September 30, 2008	-	$-	50,148,000	$50,148	$21,571,145	$(26,546,771)	$242,213	$(4,683,265)

See Accompanying Notes to the Financial Statements and Accountant’s Report.

China Health Care Corp
Consolidated Statements of Cash Flows
for the three and nine months ended September 30, 2008 and 2007
(Stated in US Dollars)

	3 months	3 months	9 months	9 months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Cash Flow from Operating Activities
Net income (loss)	$(407,268)	$(195,645)	$(2,263,924)	$(866,153)

Adjustments to reconcile net loss to net cash used
in operating activities:
Non-cash effect	7,867	(485,790)	(226,924)	(400,103)
Minority interest	139,467	2,031	72	24,327
Depreciation	71,070	94,400	211,283	283,201
Decrease/(Increase) in accounts receivable	(36,016)	267,237	(24,201)	3,120
Decrease/(Increase) in related party receivable	-	(6,092)	68,427	47,818
Decrease/(Increase) in prepaid expenses	(287,474)	(117,205)	(217,716)	(177,130)
(Decrease)/Increase in accounts payables	76,622	929,941	587,374	229,947
(Decrease)/Increase in accrued liabilities	85,252	(1,445,941)	(903,168)	(1,059,594)
(Decrease)/Increase in related party payable	427,938	(369,895)	384,515	49,356
Cash provided by operating activities	77,458	(1,326,959)	(2,384,262)	(1,865,211)

Cash Flows from Investing Activities
Deposits refund	-	-	77,432	-
Purchase of intangible assets	-	(1,004)	-	(418)
Purchases of equipment	(2,819)	538,767	(13,907)	795,717
Cash used in investing activities	(2,819)	537,763	63,525	795,299

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	68,899	940,439	99,839
Loan proceeds from related parties	-	5,239	2,510,157	772,777
Dividends paid	-	564,753	(1,360,689)	560,245
Cash Sourced/(Used) in Financing Activities	-	638,891	2,089,907	1,432,861

Net Increase/(Decrease) in Cash & Cash
Equivalents for the Period	74,639	(150,305)	(230,830)	362,949

Effect of Currency Translation	145,524		54,001

Cash & Cash Equivalents at Beginning of Period	9,404	556,702	406,396	43,448

Cash & Cash Equivalents at End of Period	$229,567	$406,396	$229,567	$406,396

See Accompanying Notes to the Financial Statements and Accountant’s Report.

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

History

China Health Care Corporation (the “Company”) was incorporated in the state of Wyoming on February 11, 2005 under the name of The Cavalier Group. On May 13, 2008, the Secretary of State of Wyoming effected a change of the Company to China Health Care Corporation, as approved by our shareholders. On January 20, 2008, the Company entered into a share exchange agreement with United Premier Medical Group Limited (“UPMG”) and its shareholders to acquire all of the outstanding common shares of UPMG. The transaction closed on July 24, 2008.

The share exchange transaction has been accounted for as a recapitalization of UPMG where the Company (the legal acquirer) is considered the accounting acquiree and UPMG (the legal acquiree) is considered the accounting acquirer. As a result of this transaction, the Company is deemed to be a continuation of the business of UPMG.

Accordingly, the financial data included in the accompanying consolidated financial statements for all periods prior to July 24, 2008 is that of the accounting acquirer (UPMG). The historical stockholders’ equity of the accounting acquirer prior to the share exchange has been retroactively restated as if the share exchange transaction occurred as of the beginning of the first period presented.

United Premier Medical Group Limited (“UPMG”) is a medical consultancy service provider in the People’s Republic of China (“PRC”) providing services in the areas of hospital management and specialty medical consultancy. UPMG’s primary focus is the health care needs of women and children.

The business was founded in 2001, with UPMG as the ultimate holding company. UPMG was organized under the laws of Cayman Island on March 28, 2003, whereas UPMG International Limited (“UPMGI”) was incorporated in the British Virgin Islands on September 15, 2003. The intention is to build the Company using a holding company structure, with a top-level entity owing interests in operating entities. Separate operating entities are established in each geographic region. At times, the company owns less than 100% of an operating entity because this enables the use of resources and expertise of local partners.

There were a number of restructuring events, which occurred over the past several years. These events would include:

•

On July 19, 2001, UPMGI acquired 50% of the operating entity Proactive Medicare Enterprise (Hong Kong) Limited (“PME-HK”). At the same time, PME-HK held 90% in equity interest of the operating entity Shanghai Proactive Medicare Health Education Center Limited (“BK-SH”).

	•	On May 5, 2003, UPMG acquired 100% of UPMGI and hence UPMGI became a wholly-owned subsidiary of UPMG.

	•	On March 17, 2004, UPMGI increased its ownership of the operating entity PME-HK from 50% to 100% and hence PME-HK became a wholly-owned subsidiary of UPMGI.

	•	Pro-Innovative Holdings Limited (“PHL”), an investment holding company, was incorporated on January 22, 2004 with 51% in equity interest held by UPMG.

	•	On February 17, 2004, UPMG transferred all common shareholding in Ideamart Holdings Limited (“Ideamart”) to PHL. Ideamart, which incorporated on May 28, 2003, is a dormant company.

	•	On March 19, 2004, UPMG International (Guangdong) Limited (“UPMGIG”) increased its ownership of UPMG (Guangdong) Company Limited (“UPMGGC”) from 99% to 100%.

•

On May 7, 2004, PHL transferred 100% of its ownership in UPMG (Hong Kong) Limited (“UPMG-HK”) and UPMG (US) Limited (“UPMG-US”) to UPMGI and hence UPMG-HK and UPMG-US became the wholly-owned subsidiaries of UPMGI.

•	In April 2007, UPMG-HK disposed of its 100% interest in Broad Prosper Limited.

Current Structure & Basis of Presentation

The Company owned the following subsidiaries at September 30, 2008:

No.	Company Code	Company Name	Place of Incorporation	Date of Incorporation	Remark
1	UPMG	United Premier Medical Group Limited	Cayman Islands	March 28, 2003	Ultimate Holding Company
2	UPMGI	UPMG International Limited	British Virgin Islands	September 15, 2003	Subsidiary of UPMG
3	PME-HK	Proactive Medicare Enterprise (Hong Kong) Limited	Hong Kong	March 17, 2000	Wholly-owned subsidiary of UPMGI
4	PME-SZ	Proactive Medicare (Shenzhen) Company Limited	Hong Kong	September 24, 2004	Wholly-owned subsidiary of UPMGI
5	PME-CS	Proactive Medicare (Changsha) Company Limited	Hong Kong	July 2, 2004	Wholly-owned subsidiary of UPMGI
6	PME-XIA	Proactive Medicare (Xiamen) Company Limited	Hong Kong	December 22, 2004	Wholly-owned subsidiary of UPMGI
7	PME-NAN	Proactive Medicare (Nanjing) Company Limited	Hong Kong	September 24, 2005	Wholly-owned subsidiary of UPMGI
8	PME-HZ	Proactive Medicare (Hangzhou) Company Limited	Hong Kong	August 25, 2005	Wholly-owned subsidiary of UPMGI
9	PME-WX	Proactive Medicare (Wuxi) Company Limited	Hong Kong	April 19, 2004	Wholly-owned subsidiary of UPMGI
10	UPMG-SHA	United Premier Medical Group (Shanghai) Limited	Hong Kong	February 25, 2004	Wholly-owned subsidiary of UPMGI
11	PMS-HK	Proactive Medicare Services (Hong Kong) Limited	Hong Kong	January 30, 2004	Wholly-owned subsidiary of UPMGI
12	PME-BJ	Proactive Medicare (Beijing) Company Limited	Hong Kong	March 27, 2000	Wholly-owned subsidiary of UPMGI
13	UPMG-HK	UPMG (Hong Kong) Limited	British Virgin Islands	August 8, 2003	Wholly-owned subsidiary of UPMGI
14	UPMG-US	UPMG (US) Limited	British Virgin Islands	November 23, 1993	Wholly-owned subsidiary of UPMGI
15	HB-GZ	Guangzhou Inno-Proactive Medicare Consultancy Ltd.	PRC	October 26, 2004	Wholly-owned subsidiary of PMEHK
16	BK-SH	Shanghai Proactive Medicare Health Education Center Limited	PRC	February 5, 2002	90% of common shareholding held by PMEHK
17	UBK-SZ	UPMG (Shenzhen) Limited	PRC	January 5, 2006	Wholly-owned subsidiary of UPMG-US

No.	Company Code	Company Name	Place of Incorporation	Date of Incorporation	Remark
18	UPMG-MU	UPMG (Macau) Company Limited	Macau	September 29, 2006	50% of common shareholding held by UPMG-HK
19	PHL	Pro-Innovative Holdings Limited	British Virgin Islands	January 22, 2004	51% of common shareholding held by UPMG
20	PML	Pro-Innovative Medical Limited	Hong Kong	December 8, 2003	Wholly-owned subsidiary of PHL
21	Ideamart	Ideamart Holdings Limited	British Virgin Islands	May 28, 2003	Wholly-owned subsidiary of PHL
22	UPMGIG	UPMG International (Guangdong) Limited	British Virgin Islands	August 29, 2003	62% of common shareholding held by PHL
23	UPMGGC	UPMG (Guangdong) Company Limited	Hong Kong	August 14, 2002	Wholly-owned subsidiary of UPMGIG

The consolidated financial statements include the accounts of UPMG and its consolidated subsidiaries. UPMG wholly owns UPMGI, which in turn directly holds 12 wholly-owned subsidiaries and indirectly holds 4 subsidiaries including HB-GZ (100% in equity interest), BK-SH (90% in equity interest), UBK-SZ (100% in equity interest) and UPMG-MU (50% in equity interest). Besides, UPMG holds 51% in equity interest of PHL, which in turn, wholly owns two direct subsidiaries and holds 62% in equity interest of UPMGIG, which in turn wholly owns UPMGGC

Business

The Company provides consultancy services to the VIP Maternity & Gynecological Centers (the “VIP Birthing Centers”) in the PRC. These services are provided in conjunction with Johns Hopkins International, LLC, a U.S. based healthcare provider, and based upon a Consultancy Agreement with JHI. (The Company and JHI are currently disputing certain material terms of the consultancy agreement – see below, and note 17). The first VIP Birthing Center commenced operations in October 2002 at the International Peace Maternity & Child Health Hospital in Shanghai. Over the past six years, the Company has signed co-operative agreements with a number of hospitals in Obstetrics / Gynecology (“OB/GYN”) across the PRC in cities including Beijing, Shanghai, Guangzhou, Foshan, Wuxi, Xiamen, Changsha and Hangzhou. In 2006, the Company signed a management agreement with the University Hospital at Macau University of Science and Technology (“UH-MUST”) whereby the Company provides general hospital management consultancy service.

The Company is currently under contracts to provide consultancy services to a total of five VIP Birthing Centers in the PRC and to manage a private hospital in Macau. These centers are located in Wuxi (“the Wuxi Center”), Xiamen (“the Xiamen Center”), Changsha (“the Changsha Center”), Foshan (“the Foshan Center”) and Hangzhou (“the Hangzhou Center”). The Wuxi Center, the Xiamen Center and the hospital in Macau are operated under our service contracts, and the Company receives a monthly fee for our services. The Company has had difficulty enforcing these contracts, and three of the VIP Birthing Centers have ceased complying with our payment terms (the Changsha Center, the Foshan Center, and the Hangzhou Center). The Company engaged lawyers to negotiate with the host hospitals for settlement. The Company also had a VIP Birthing Center in Shanghai (“the Shanghai Center”). The Company has not been paid by the Shanghai Center since January 2006 and it has taken legal action against the host hospital for breach of contract.

The Company had an additional VIP Birthing Center in Guangzhou (“the Guangzhou Center”) which ceased its operation in March 2007. Our invested assets were sold back to its host hospital. Our net receipt on this asset sale amounted to $1,296,944. For the abovementioned centers that the Company has difficulty enforcing our contracts, it has not accrued any revenue for the years ended September 30, 2007 and 2006.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss of $2,263,924 and a negative cash flow from operations of $2,384,262 for the period ended September 30, 2008 and a working capital deficiency of $5,466,411 and a shareholders’ deficit of $4,683,265 at September 30, 2008. These matters raise substantial doubt about the Company’s ability to continue as a going concern if the Company does not secure new outside financing. The Company is currently and continues to make efforts to procure outside financing to strengthen its financial position.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	(a)	Method of Accounting

The Company maintains its general ledger and journals with the accrual method of accounting for financial reporting purposes. The financial statements and notes are representations of management. Accounting policies adopted by the Company conform to generally accepted accounting principles in the United States of America and have been consistently applied in the presentation of financial statements, which are compiled on the accrual basis of accounting.

	(b)	Consolidation

Inter-company transactions, such as due to/due from balances, investment in subsidiaries, and subsidiaries’ capitalization have been eliminated.

	(c)	Use of Estimates

In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting years. These estimates and assumptions include, but are not limited to, the valuation of accounts receivable, inventories, deferred income taxes and the estimation of useful lives of property, plant, and equipment. Actual results could differ from these estimates.

	(d)	Cash and Cash Equivalents

The Company considers all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents.

	(e)	Accounts Receivable

Accounts receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. Management regularly reviews the Company’s outstanding receivables balance, and will provide allowance for doubtful accounts based on its assessment. Bad debts are charged against allowances when outstanding receivables have been determined to be uncollectible. See Note 3 – Accounts Receivable.

	(f)	Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and any impairment write-downs related to assets held and used. Additions and improvements to equipment are capitalized at cost. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation of equipment is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the equipment are as follows:

Software	5 years
Center equipment	5 years
Office equipment	5 years
Furniture and fixtures	5 years
Leasehold improvement	5 - 10 years
Machinery	5 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to the statement of operations as incurred, whereas significant renewals and betterments are capitalized. See Note 6 –Equipment.

(g)	Revenue Recognition

The Company’s revenues are derived from its share of operating profit from VIP Birthing Centers at hospitals where it has invested in capital equipment, leasehold improvements, and human capital in the form of technical training for hospital staff. The Company’s share of operating profit from the VIP Birthing Centers depends upon the contractual terms with each hospital. The typical share of operating profit ranges between 70% and 80% of the total operating profit of the VIP Birthing Center. Financial statements are provided by the hospitals each month to the Company for review, verification, and approval. When the financial statements of the VIP Birthing Centers have been approved, the Company recognizes revenue by recording its portion of the total operating profit to its financial statements. Revenues that have been both recognized in accordance to their respective contracts and financial statements provided by the hospitals can be reasonably expected to be collectible.

(h)	Cost of Revenue

Cost of revenue is primarily comprised of depreciation, wages, and licensing fees that must be paid to JHI for facilities with continuing operation. The Company believes that the depreciation of property and equipment matches the substantial initial investment equipment and leasehold improvements with revenues that are earned overtime. The Company charges wages paid to doctors and medical personnel who provide the initial training and hospital management expertise to the hospital when the VIP Birthing centers are initially setup and on a non-fixed on-going basis.

(i)	Selling Expenses

Selling expenses are comprised of client entertainment, commissions and salaries for sales personnel, marketing, and travel and lodging expenses.

(j)	General & Administrative Expenses

General and administrative expenses include outside consulting services, research & development, executive compensation, quality control, and general overhead such as finance and administrative staff, and depreciation expense.

(k)	Income Taxes

The Company uses the accrual method of accounting to determine and report its taxable income for the year. The Company has implemented Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. The Company also adopted FIN 48, Accounting for Uncertainty in Tax Positions.

Income tax liabilities computed according to the United States, People’s Republic of China (PRC), Hong Kong SAR and Macau SAR laws are provided for the tax effects of transactions reported in the financial statements and consists of taxes currently due plus deferred taxes related primarily to differences between the basis of fixed assets and intangible assets for financial and tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will be taxable or deductible when the assets and liabilities are recovered of settled. Deferred taxes also are recognized for operating losses that are available to offset future income taxes. A valuation allowance is created to evaluate deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize that tax benefit, or that future realization is uncertain.

(l)	Earnings (Loss) Per Share

The Company computers earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS NO. 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

(m)	Other Comprehensive Income (Loss)

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements. The Company’s current component of other comprehensive income is the foreign currency translation adjustment.

(n)	Foreign Currency Translation

The Company maintains its financial statements in the functional currency, which is the Renminbi (RMB). Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, the financial statements of the Company, which are prepared using the functional currency, have been translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Translation adjustments are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of the Company is Hong Kong dollars (“HK$”). Equity accounts of the consolidated financial statements are translated into United States dollars from HK$ at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the year. Translation adjustments are not included in determining net income but are included in foreign currency translation adjustment in other comprehensive income, a component of stockholders’ equity.

	September 30,	December 31,	September 30,
	2008	2007	2007
HKD-USD Year End Rate	7.77010	7.8049	7.8172
HKD-USD Average Rate	7.79838	7.7769	7.8022
RMB-USD Year End Rate	6.85510	7.3141	7.5176
RMB-USD Average Rate	6.99886	7.4435	7.6758

(o)	Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). Statement 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles."

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non- convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.

In September 2008, FASB issued FSP No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees”, an amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. This FSP is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. The provisions of the FSP that amend Statement 133 and FIN 45 are effective for reporting periods (annual or interim) ending after November 15, 2008.

The Company is currently evaluating the potential impact, if any, of the adoption of the above recent accounting pronouncements on its consolidated results of operations and financial condition.

3.	ACCOUNTS RECEIVABLE

	At	At
	September 30,	September 30,
	2008	2007
Total Accounts Receivable-Trade	$113,106	$54,250
Less: Allowance for Bad Debt	-	-
	113,106	54,250

Allowance for Bad Debts
Beginning Balance	-	-
Allowance Provided	-	-
Less: Bad Debt Written Off	-	-
Ending Balance	$-	$-

4.	RELATED PARTY RECEIVABLE

Amounts due from directors and shareholders had both been repaid in their entirety before September 30, 2008. The balances at September 30, 2007, of $32,214, and $36,213, owed by the directors and shareholders, respectively, were set-off against payables owed to related parties via duly endorsed netting agreement. The balances that were previously owed to Company by the Directors and Shareholders did not affect the Company’s result of operations. See Note 8 – Related Party Payables.

5.	PREPAID EXPENSES

The prepaid expenses at September 30, 2008 and 2007 are shown in the following table: -

	At	At
	September 30,	September 30,
	2008	2007
Professional and legal expenses	$229,675	$151,217
Purchases of baby beds	74,689	65,924
Various miscellaneous	15,461	20,840
Hospital capital injection	58,439	-
	$378,264	$237,981

6.	PROPERTY AND EQUIPMENT

Property and equipment, which are stated at cost less depreciation, were comprised of the following: -

	At	At
	September 30,	September 30,
	2008	2007
Category of Asset
Furniture & fixtures	$492,631	$59,011
Office equipment	8,738	505,172
Computer software	42,471	42,490
Leasehold improvement	260,513	260,634
Center equipment	925,468	-
Machinery	-	848,606
	1,729,821	1,715,913

Less: Accumulated Depreciation
Furniture & fixtures	(214,668)	(10,853)
Office equipment	(1,503)	(181,270)
Computer software	(18,663)	(10,266)
Leasehold improvement	(100,678)	(74,215)
Center equipment	(538,499)	-
Machinery	-	(315,992)
	(874,011)	(592,596)

Equipment, net	$855,810	$1,123,317

7.	GOODWILL

Goodwill amounting to $154,809 and $154,881 as of September 30, 2008 and 2007 is related to the acquisition of the minority interest of PME-WX, for which the company’s subsidiary, UMPGI, purchased the remaining 20% of interest from other stockholder in 2004. Management annually reviews the carry value of goodwill using the sum of the undiscounted cash flows generated by PME-WX to determine if an impairment charge is necessary. The Company has determined no impairment to the goodwill as of date.

8.	RELATED PARTY PAYABLES

The following table presents the balances the Company owed to related parties.

	At	At
	September 30,	September 30,
	2008	2007
Due to former Chief Executive Officer: Henry J. Macfarland	$-	$-
Due to Director: Robert Yao Wing Wong	854,892	-
Due to Director: Yuen Yee Wong	-	470,377
Loan from Innotech	1,656,086	-
	$2,510,978	$470,377

Due to Director

Payables owed to the Company’s directors are non- interest- bearing and, payable on demand. There is no impact to the statement of operations as result of the payables to the directors.

Loan from Innotech

On June 20, 2007, Inno-Tech Holdings Limited (“Innotech”), a shareholder of United Premier Medical Group Limited (“UPMG”), loaned $772,777 (equivalent to HK$6,000,000) to UPMG for use as working capital. The repayment date was originally June 22, 2008, but was subsequently extended to December 22, 2008.

On January 10, 2008, Innotech loaned $384,615 (HK$3,000,000) to UPMG with the original repayment date on January 9, 2009. On January 25, 2008, Innotech loaned another $512,820 (HK$4,000,000) to UPMG with the original repayment date on January 24, 2009. These loan repayment dates have been extended. During the period ended September 30, 2008 and 2007, the Company incurred interest expense of $46,237 and $21,439 respectively.

The following table summarizes the loan from related party: -

At
September 30,
2008
Loan principal amount	$1,670,212
Accrued interest payable	65,713
Repayment, net	(93,360)
Translation difference	13,521
Balance at September 30, 2008	$1,656,086

On April 29, 2008, the loan from related party was extended as below:

Date of Loan	Loan Principal	Loan Principal	Original	New
Agreement	Amount (USD)	Amount (HKFD)	Repayment Date	Repayment Date
June 20, 2007	$ 772,777	(HK$6,000,000)	June 22, 2008	December 22, 2008
January 10, 2008	384,615	(HK$3,000,000)	January 9, 2009	July 9, 2009
January 25, 2008	512,820	(HK$4,000,000)	January 24, 2009	July 24, 2009
	$ 1,670,212

9.	ACCRUED LIABILITIES

	At	At
	September 30,	September 30,
	2008	2007
Regular operating expenses	$467,708	$75,325
JHI	-	550,000
Aliceb Kramer	200,059	-
Accrued interest for redemption of
Convertible Preferred Stock	30,064	-
Income taxes	40,799	-
Business taxes	14,684	-
	$753,314	$625,325

PMEI was once in negotiation with JHI concerning the amount owed to JHI for services and the use of the JHI trademarks for the period June 2005 through March 2006. JHI has invoiced a total of $550,000 for these services. As PMEI was dissolved in November 2007, the amount to be paid to JHI will ultimately be a liability of the Company, and the Company has accrued the amount of $550,000 as of September 30, 2007, and will subsequently be paid entirely by the end of 2008.

The accrued interest of $30,064 reflects the cost of the redemption premium of the convertible preferred stock. The premium which is 2% of the original purchase price of the shares, is based on the 600 shares outstanding at September 30, 2008.

10.	CONVERTIBLE PREFERRED STOCK

From June 30, 2005 to September 30, 2007, the UPMG entered into a continuous securities subscription agreement with private investors for the sale of UPMG Convertible Preferred Stock. UPMG issued a total of 4,605 shares of Convertible Preferred Stock at a subscription price of $2,500 per shares for aggregate net proceeds of $10,225,269, after accounting for issuance costs and professional fees. The shares bear an 8% per annum preferred dividend payable semi-annually. The terms of the subscription agreement call for a conversion ratio of one Convertible Preferred Stock to one common share of UPMG, which in turn can be exchanged for 2,000 shares of the Company. The shares of Convertible Preferred Stock have no voting rights. Under the subscription agreement, mandatory conversion of the shares would be triggered by UPMG listing its shares in a public market. Should no public listing occur within three years (subject to extension under certain conditions), the Convertible Preferred Stock would be mandatorily redeemable at a price of $2,500 per share plus a premium of 2%. The Company believes the conversion feature of the Convertible Preferred Stock is not a beneficial conversion feature. At the time of their issuance, the UPMG was not a publicly traded corporation.

On December 4, 2007, the Board of Directors of the UPMG resolved and notified the holders of the Convertible Preferred Stock that UPMG intended to force conversion of all the shares into common shares because the Company was to subsequently undertake a reverse merger transaction, which would transform the company into a public company.

In December 2007, UPMG agreed to issue an additional 459 of Convertible Preferred Stock in lieu of paying out dividends in cash, which UPMG had accrued under dividends payable. The additional 459 shares of Convertible Preferred Stock were equivalent to $1,060,086 of dividends.

From February to September 30, 2008, 4,464 shares of Convertible Preferred Stock were converted to 4,464 shares of UPMG common stock. The outstanding number of shares of Convertible Preferred Stock at September 30, 2008 was 600. The converted shares were subsequently exchanged for shares in the Company pursuant to the share exchange agreement detailed Note 12. Since the Company accounted for the share exchange transaction as a recapitalization transaction, the equity of the Company has been retroactively restated to the first period presented. The shares that had been converted at September 30, 2008 have been included in the Company’s common stock. The remaining 600 shares of convertible preferred stock at September 30, 2008 have been accounted for as a current liability because during the three months ended September 30, 2008, the Company re-examined the characteristics of the Convertible Preferred Stock. The Company concluded the mandatory redemption feature, liquidation preference to common stockholders, and cumulative dividends were characteristics akin to liabilities. The Company has booked the redemption premium as interest expenses for the period.

The Company is currently in arbitration with the holders of the remaining 600 shares of Convertible Preferred Stock over the Company’s intension to force conversion of their shares into common shares. The Company has retained counsel to represent it in arbitration.

The related outstanding dividends payable for the Convertible Preferred Stock at September 30, 2008, and September 30, 2007 were $24,884 and $1,385,573, respectively.

11.	INCOME TAXES

In accordance with the relevant tax laws and regulations of Hong Kong, the corporate income tax rate applicable to the subsidiaries of the Company in Hong Kong is 17.5% of taxable income. On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”), effective from January 1, 2008. Under the New CIT Law, the corporate income tax rate applicable to the subsidiaries of the Company in the PRC starting from January 1, 2008 is 25%, replacing the previously applicable tax rate of 33%. The New CIT Law has an impact on the deferred tax assets and liabilities of the Company. Effects arising from the enforcement of New CIT law have been reflected into the accounts by applying the new tax rate.

12.	SUBSEQUENT EVENTS

China Health Care Corporation appointed Mr. Siew Man Pang as Chief Executive Officer effective October 1, 2008. He replaced Mr. Jay Macfarland who will stay on as Senior Group Advisor. See the Form 8-K filed by the Company on October 10, 2008 for further details.

13.	STOCK COMPENSATION EXPENSE

During the nine months ended September 30, 2007, the UPMG issued 20 shares of its common stock as compensation. The 20 shares of UPMG were equivalent to 40,000 shares of the Company’s common stock. The value of the common stock was $28,619, or $1,428 on per share basis of UPMG common stock or equivalent to $0.7155 per share of the Company’s common stock. The valuation of these shares was determined by using the same price that other UPMG stockholders bought their common stock. As result of the lack of secondary market at time of issuance of UPMG’s common stock as compensation, the Company believes that the use of a price that other investors had paid was a reasonable fair market value.

The company including any of its subsidiaries did not grant options or rights at any time to create any of such outstanding as of September 30, 2008.

14.	EARNINGS PER SHARE

Components of basic and diluted earnings per share were as follows:

	3 months	3 months	9 months	9 months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Loss from continuing operations	$(407,268)	$(69,755)	$(2,263,924)	$(1,424,132)

Net income	(407,268)	(69,755)	(2,263,924)	(183,171)
Preferred dividends	-	(125,890)	-	(682,982)
Loss attributable to common stockholders	$(407,268)	$(195,645)	$(2,263,924)	$(866,153)

Original shares	47,720,000	39,314,000	39,390,000	39,314,000
– Addition to common stock from issuances	285,217	-	7,967,146	-
Basic weighted average shares outstanding	48,005,217	39,314,000	47,357,146	39,314,000

Dilutive Shares:
– Addition to common stock if preferred
stock had been converted *	-	-	-	-
Diluted Weighted Average Shares
Outstanding:	48,005,217	39,314,000	47,357,146	39,314,000

Earnings (Loss) Per Share
– basic	$(0.0085)	$(0.0050)	$(0.0478)	$(0.0220)
– diluted	$(0.0085)	$(0.0050)	$(0.0478)	$(0.0220)
Weighted average shares outstanding
– basic	48,005,217	39,314,000	47,357,146	39,314,000
– diluted	48,005,217	39,314,000	47,357,146	39,314,000

Supplemental Data
Earnings (loss) per share from continuing
operations	$(0.0085)	$(0.0050)	$(0.0478)	$(0.0536)

* If the preferred stock had been converted it would have been antidilutive, accordingly there was no potentially dilutive effect from them.

15.	DISCONTINUED OPERATIONS

The Company had a VIP Birthing Center in Guangzhou (“the Guangzhou Center”). The Company ceased operation of the Center in March 2007. The invested assets were sold back to the hospital where the center had been located. The proceeds from the sale of this operation were $1,296,944. The Company has accounted for the disposition of the assets of discontinued operation in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. A gain of $311,944 was recorded to the Company’s statement of operations during the nine months ended September 30, 2007. See the following for a summary of its financial positions and results of operations.

Guangzhou VIP Birthing Center
Financial Position	At	At
At September 30, 2008, and September 30, 2007	September 30,	September 30,
(Stated in US Dollars)	2008	2007
	(unaudited)
Current assets
Cash	$-	$-
Account receivables	10,939	45,594
Total current assets	-	45,594

Non-current assets
Property and equipment	-	-

Total assets	10,939	45,594

Current liabilities
Accrued liabilities	4,198	4,200
Total current liabilities	4,198	4,200

Total liabilities	4,198	4,200

Net assets	6,741	41,394

Guangzhou VIP Birthing Center	9 months	9 months
Results of Operations	ended	ended
for the nine months ended September 30, 2008	September 30,	September 30,
(Stated in US Dollars)	2008	2007

Revenue	$-	$-
Cost of revenue	-	18,980
Gross profit	-	(18,980)

Selling expenses	-	-
General and administrative expenses	2,677	888
Total operating expenses	2,677	888

Gain on sale of assets	-	331,812

Taxes	-	-

Net income (loss)	$(2,677)	$311,944

16.	RISKS

Doing Business in the PRC

The Company’s operations are conducted in the People’s Republic of China (the “PRC”). Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

Concentrations

For the nine months ended September 30, 2008, the Company derived its revenue from three VIP Birthing Centers. Each VIP Birthing Center unto itself can be considered single customers, and, as such, by virtue of there were only three centers, there was a concentration of risk in the Company’s revenues. The following provides a table of each centers’ contribution by amount and percentage for the nine months presented.

		Percentage Contribution
Center	Amount	to Total Revenue
Xiamen	$56,048	14.23%
Wuxi	276,435	70.15%
Macau	61,551	15.62%
	$394,034	100.00%

17.	COMMITMENTS AND CONTINGENCIES

A. Legal proceeding against IPMCHH

Proactive Medicare Enterprise (HK) Limited, a subsidiary of UPMG, is a plaintiff of a legal proceeding regarding a civil claim against a hospital in the PRC namely, International Peace Maternity & Child Health Hospital of the China Welfare Institute (“IPMCHH” or the “defendant”) who refused to pay consultancy fees to PME-HK since April 2005 which may aggregate to $2,890,000

On April 10, 2007, Proactive Medicare Enterprise (HK) Limited (“PME-HK”) brought a civil action to the Shanghai No. 1 Intermediate People’s Court (the “Shanghai Court”) in the PRC against IPMCCH for breach of contract. A statement of claim from PME-HK was sent to the Shanghai Court for acceptance of review. The proposed claims regarding this civil action included: (i) To order IPMCHH to honor the co-operative agreement signed between PME-HK and IPMCHH on February 2, 2004; (ii) To order IPMCHH to pay the consultant fee amounted $2,890,000 (equivalent to RMB22,677,123) in arrears owed to PME-HK, and (iii) IPMCHH shall bear the cost of this action.

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

The result of this claim cannot be predicted, and it is possible that the ultimate resolution of the matters, individually or in the aggregate, may have a material adverse effect on the Company’s business (either in the near-term or in the long-term), financial position, results of operations, or cash flows. Though the management of the Company believes a portion of this claim may be recovered, the Company has reasonably estimated the uncertain portion and has eliminated their revenue contribution in 2007.

B. Contingent claims against other three hospitals in the PRC

The Company has also engaged a law firm in the PRC to negotiate with another two hospitals in the PRC, which are under contract to pay the Company for the consultancy services provided to their affiliated VIP Birthing Centers in Foshan and Changsha in the PRC. The proposed claim in each case is about one million US dollars. The Company has gone through several rounds of negotiation for an agreed settlement amount in recent months and a final settlement amount has yet to be confirmed.

For the Hangzhou Center, the Company is identifying a suitable PRC lawyer to negotiate with its host hospital for a mutually accepted settlement plan.

C. Contingent relationship with JHI

The Company is currently in dispute with JHI mainly on the fee structure, outstanding fee owing to JHI and use of “JHI” brand in future, and we are actively negotiating with JHI for settlement. As indicated in an email from JHI dated April 22, 2008, the Company believes that JHI is willing to provide limited support depending on JHI’s receiving advance payment for any services requested. The Company also believes that JHI is willing to proceed with settlement negotiations with the Company as long as the Company commits to pay a lump sum of $300,000 as the settlement of consulting services provided before. Given the positive attitude of JHI, the Company believes the negotiation outcome would be positive and constructive. The amount to be paid to JHI will ultimately be a liability of the Company, and the Company has accrued the amount of $550,000 during the year ended September 30, 2006. This amount appears as Accrued Liabilities on the Company’s balance sheet at September 30, 2007 and 2006.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements as that term is defined in section 27A of the United States Securities Act of 1933, as amended, and section 21E of the United States Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" commencing on page 3 of this current report, which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

As used in this quarterly report, the terms "we", "us" and "our" refer to China Health Care Corporation and our subsidiaries, unless otherwise indicated. All references to "common shares" refer to the common shares in our capital stock.

Overview

The following discussion should be read in conjunction with our financial statements and the related notes included herein. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report, particularly in the section entitled “Risk Factors”.

Our financial statements are stated in United States Dollars and are prepared in accordance with United States generally accepted accounting principles.

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

On July 24, 2008, we changed our fiscal year end from May 31 to September 30.

On September 15, 2008, we change our fiscal year end from September 30 to December 31. We intend to file a Form 10-K for our new fiscal year ended December 31, 2008 on or before March 31, 2009.

On September 15, 2008, we engaged Samuel H. Wong & Co., LLP as our principal independent accountant with the approval of our company’s board of directors. Accordingly we dismissed Cordovano and Honeck LLP on September 15, 2008.

On October 1, 2008, Mr. Henry J. Macfarland resigned as our Chief Executive Officer. Mr. Macfarland will continue to act as our Senior Group Advisor. As a result of Mr. Macfarland’s resignation on October 1, 2008, we appointed Mr. Siew Man Pang as our Chief Executive Officer.

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

Specialty Hospital Chain refers to a chain of medium size hospitals in the PRC providing specialty healthcare services primarily for women and children. For the coming years, we target to acquire a number of hospitals, each having 30 to 40 bedrooms in size, and convert them into specialty hospitals with outpatient services, inpatient services and minor surgery services principally in the categories of Obstetrics, Gynecology, Pediatrics, Urology and Infertility.

Results of Operations

Results of Operations for the Three-Month Periods Ended September 30, 2008 as compared to the Three-Month Periods Ended September 30, 2007.

	Three months ended		Increase (decrease)
	September 30,
	2008	2007	amount	percentage
	($)	($)	($)	(%)

Revenue	177,813	108,854	68,959	63.35%

Cost of revenue	21,158	33,782	(12,624)	-37.37%

Gross profit	156,655	75,072	81,583	108.67%

Other income (expenses)	69,559	357,865	(288,306)	80.56%

Operating expenses	583,609	420,486	163,123	38.79%

Depreciation	34,448	58,393	(23,945)	-41.01%

Dividend for convertible preference shares	0	125,890	(125,890)	-100.00%

Provision for income tax	(4,901)	20,341	(25,242)	-124.09%

Minority interests in net income (loss) of subsidiaries	(17,649)	(2,031)	(15,618)	-768.98%

Gain from discontinued operations	(2,677)	(1,441)	(1,236)	0.00%

Net loss attributable to common shareholders	(407,268)	(195,645)	(211,623)	-108.17%

Revenue

The Company’s revenues are derived from its share of operating profit from VIP Birthing Centers at hospitals where it has invested in capital equipment, leasehold improvements, and human capital in the form of technical training for hospital staff. The Company’s share of operating profit from the VIP Birthing Centers depends upon the contractual terms with each hospital. The typical share of operating profit ranges between 70% and 80% of the total operating profit of the VIP Birthing Center. Financial statements are provided by the hospitals each month to the Company for review, verification, and approval. When the financial statements of the VIP Birthing Centers have been approved, the Company recognizes revenue by recording its portion of the total operating profit to its financial statements. Revenues that have been both recognized in accordance to their respective contracts and financial statements provided by the hospitals can be reasonably expected to be collectible.

Revenue for the three-month period ended September 30, 2008 was $177,183. Revenue for the three-month period ended September 30, 2007 was $108,854. The increase in revenue of $68,959 for the three-month period ended September 30, 2008 was primarily due to the over provision of revenue contribution from the Changsha Center and the Wuxi Center in previous quarters in 2007.

Cost of Revenue

Cost of revenue is primarily comprised of depreciation, wages, and licensing fees that must be paid to JHI for facilities with continuing operation. The Company believes that the depreciation of property and equipment matches the substantial initial investment equipment and leasehold improvements with revenues that are earned overtime. The Company charges wages paid to doctors and medical personnel who provide the initial training and hospital management expertise to the hospital when the VIP Birthing centers are initially setup and on a non-fixed on-going basis. Cost of revenue for the three-month period ended September 30, 2008 was $21,158 whilst cost of revenue for the three-month period ended September 30, 2007 was $33,782.

Selling Expenses

Selling expenses are comprised of client entertainment, commissions and salaries for sales personnel, marketing, and travel and lodging expenses. There was no selling and marketing expenses for the three-month period ended September 30, 2008. Selling and marketing expenses for the three-month period ended September 30, 2007 was $26,866. The decrease in selling expenses of $26,866 for the three-month period ended September 30, 2008 as compared to 2007 was primarily due to the reclassification of selling expenses to general and administrative expenses in 2008.

General and Administrative Expenses

General and administrative expenses include outside consulting services, research & development, executive compensation, quality control, and general overhead such as finance and administrative staff, and depreciation expense. General and administrative expenses for the three-month period ended September 30, 2008 was $618,057. Administrative expenses for the three-month period ended September 30, 2007 was $452,013. The increase in administrative expenses of $166,044 for the three-month period ended September 30, 2008 as compared to 2007 was primarily due to the increase in consultancy fees and professional fees.

Depreciation

	3-month Periods Ended Sep 30		Increase / (Decrease)
	2008	2007	Amount	Percentage (%)

Depreciation	$34,448	58,393	(23,945)	41.01%

Total	$34,448	58,393	(23,945)	41.01%

Depreciation mainly represents the depreciation of center medical equipment, office equipment, furniture and fixture, and leasehold improvement. Depreciation for the three-month period ended September 30, 2008 was $34,448. Depreciation expenses for the three-month period ended September 30, 2007 was $58,393. The decrease in depreciation expense of $23,945 for the three-month ended September 30, 2008 as compared to 2007 was primarily due to the written off of equipment in some VIP Birthing Centers.

Dividend for Convertible Preference Shares

During the period from June 30, 2005 to March 10, 2007, we issued a total of 4,605 Convertible Preference Shares (“CPS”) at a subscription price of $2,500 per share to a number of investors. The CPS bear an annual coupon rate of 8%, semi-annually in terms of either cash or the common shares of UPMG, with a maturity period of 3 years, allowing for an extension of 1 year. The CPS bear no voting right and each CPS will be converted to one common share of UPMG upon its public listing. Subject to the public listing of UPMG, the conversion is mandatory and must be completed 14 days before the public listing of UPMG. The redemption price will be the subscription price plus a 2% premium. We incurred dividend expense of $125,890 for the three-month period ended September 30, 2007 and we did not incurred any dividend expenses for the three-month period ended September 30, 2008. The decrease in dividend expense of $125,890 for the three-month period ended September 30, 2008 was primarily due to the conversion of some CPS to ordinary shares and we have stopped paying dividends to CPS holders since December 2007.

Income Tax

The Company accounts for income tax using an asset and liability approach and allows for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either, expire before the Company is able to realize their benefits, or future realization is uncertain. In accordance with the relevant tax laws and regulations of Hong Kong, the Corporate Income Tax (“CIT”) rate applicable to our subsidiaries in Hong Kong is 17.5% of taxable income. On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the “new CIT Law”), effective from January 1, 2008. Under the new CIT Law, the corporate income tax rate applicable to our subsidiaries in the PRC starting from January 1, 2008 will be 25%, replacing the currently applicable tax rate of 33%. We recorded income tax benefit amounted to $4,901 for the three-month periods ended September 30, 2008 and income tax expense of $20,341 for the three-month periods ended September 30, 2007. The increase in income tax expense of $25,242 for the three-month period ended September 30, 2008 was primarily due to over provision in previous quarters.

Minority Interest

Minority interest for the three-month period ended September 30, 2008 recorded a loss of $17,649 whereas minority interest for the three-month period ended September 30, 2007 recorded a loss of $2,031. The increase in minority interest of $15,618 for the three-month period ended September 30, 2008 was primarily due to the absence of shared loss in the Guangzhou Center

Net Loss Attributable to Common Shareholders

For the three-month period ended September 30, 2008, the Company incurred a net loss attributable to common shareholders of $407,268. The loss was primarily due to the increase in general and administrative expenses incurred in the public listing process of the Company. For the three-month period ended September 30, 2007, the Company incurred a loss of $195,645. The loss was primarily due to the dividends paid to the convertible preference shareholders.

Results of Operations for the Nine-Month Periods Ended September 30, 2008 as compared to the Nine-Month Periods Ended September 30, 2007.

	Nine months ended September		Increase (decrease)
	2008	2007	Amount	Percentage
	($)	($)	($)	(%)

Revenue	389,325	462,284	(72,959)	-15.78%

Cost of revenue	122,075	131,239	(9,164)	-6.98%

Gross profit	267,250	331,045	(63,795)	-19.27%

Other income (expenses)	1,066	337,447	(336,381)	99.68%

Operating expenses	2,407,839	942,291	1,465,548	155.53%

Depreciation	101,421	175,180	(73,759)	-42.10%

Dividend for convertible preference shares	-	682,982	(682,982)	-100.00%

Provision for income tax	20,303	20,516	(213)	-1.04%

Minority interests in net income (loss) of subsidiaries	-	(25,620)	25,620	100.00%

Gain from discontinued operations	(2,677)	311,944	(314,621)	-100.86%

Net loss attributable to common shareholders	(2,263,924)	(866,153)	(1,397,771)	-161.38%

Revenue

The Company’s revenues are derived from its share of operating profit from VIP Birthing Centers at hospitals where it has invested in capital equipment, leasehold improvements, and human capital in the form of technical training for hospital staff. The Company’s share of operating profit from the VIP Birthing Centers depends upon the contractual terms with each hospital. The typical share of operating profit ranges between 70% and 80% of the total operating profit of the VIP Birthing Center. Financial statements are provided by the hospitals each month to the Company for review, verification, and approval. When the financial statements of the VIP Birthing Centers have been approved, the Company recognizes revenue by recording its portion of the total operating profit to its financial statements. Revenues that have been both recognized in accordance to their respective contracts and financial statements provided by the hospitals can be reasonably expected to be collectible.

Revenue for the nine-month period ended September 30, 2008 was $389,325. Revenue for the nine-month period ended September 30, 2007 was $462,325. The decrease in revenue of $72,959 for the nine-month period ended September 30, 2008 was primarily due to the (i) absence of revenue contribution from the Changsha Center, (ii) revised management fee of the Macau Center, and (iii) absence of a non-recurrent income from trading of baby beds as incurred in 2007. The Changsha Center had ceased paying us service fee since June 2007 and we agreed to revise the monthly service fee of the Macau Center from about $12,820 (equivalent to HK$100,000) to about $5,128 (equivalent to HK$40,000) effective from June 2007.

Cost of Revenue

Cost of revenue is primarily comprised of depreciation, wages, and licensing fees that must be paid to JHI for facilities with continuing operation. The Company believes that the depreciation of property and equipment matches the substantial initial investment equipment and leasehold improvements with revenues that are earned overtime. The Company charges wages paid to doctors and medical personnel who provide the initial training and hospital management expertise to the hospital when the VIP Birthing centers are initially setup and on a non-fixed on-going basis. Cost of revenue for the nine-month period ended September 30, 2008 was $122,075 whilst cost of revenue for the nine-month period ended September 30, 2007 was $131,239.

Selling Expenses

Selling expenses are comprised of client entertainment, commissions and salaries for sales personnel, marketing, and travel and lodging expenses. Selling and marketing expenses for the nine-month period ended September 30, 2008 was $79,623. Selling and marketing expenses for the nine-month period ended September 30, 2007 was $123,704. The decrease in selling expenses of $44,081 for the nine-month period ended September 30, 2008 as compared to 2007 was primarily due to the decrease in travel expenses related to business development.

General and Administrative Expenses

General and administrative expenses include outside consulting services, research & development, executive compensation, quality control, and general overhead such as finance and administrative staff, and depreciation expense. General and administrative expenses for the nine-month period ended September 30, 2008 was $2,429,637. Administrative expenses for the nine-month period ended September 30, 2007 was $993,767. The increase in administrative expenses of $1,435,870 for the nine-month period ended September 30, 2008 as compared to 2007 was primarily due to the increase in consultancy fees and professional fees incurred in the public listing process of the Company.

Depreciation
	9-month Periods Ended Sep 30		Increase / (Decrease)
	2008	2007	Amount	Percentage (%)

Depreciation	$101,421	175,180	(73,759)	(42.10%	)

Total	$101,421	175,180	(73,759)	(42.10%	)

Depreciation mainly represents the depreciation of center medical equipment, office equipment, furniture and fixture, and leasehold improvement. Depreciation for the nine-month period ended September 30, 2008 was $101,421. Depreciation expenses for the nine-month period ended September 30, 2007 was $175,180. The decrease in depreciation expense of $73,759 for the nine-month ended September 30, 2008 as compared to 2007 was primarily due to the written off of equipment in some VIP Birthing Centers.

Dividend for Convertible Preference Shares

During the period from June 30, 2005 to March 10, 2007, we issued a total of 4,605 Convertible Preference Shares (“CPS”) at a subscription price of $2,500 per share to a number of investors. The CPS bear an annual coupon rate of 8%, semi-annually in terms of either cash or the common shares of UPMG, with a maturity period of 3 years, allowing for an extension of 1 year. The CPS bear no voting right and each CPS will be converted to one common share of UPMG upon its public listing. Subject to the public listing of UPMG, the conversion is mandatory and must be completed 14 days before the public listing of UPMG. The redemption price will be the subscription price plus a 2% premium. We incurred no dividend expense for the nine-month period ended September 30, 2008 and $682,982 for the nine-month period ended September 30, 2007. The decrease in dividend expense of $682,982 for the nine-month period ended September 30, 2008 was primarily due to the conversion of some CPS to ordinary shares and we have stopped paying dividends to CPS holders since December 2007.

Income Tax

The Company accounts for income tax using an asset and liability approach and allows for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either, expire before the Company is able to realize their benefits, or future realization is uncertain. In accordance with the relevant tax laws and regulations of Hong Kong, the Corporate Income Tax (“CIT”) rate applicable to our subsidiaries in Hong Kong is 17.5% of taxable income. On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the “new CIT Law”), effective from January 1, 2008. Under the new CIT Law, the corporate income tax rate applicable to our subsidiaries in the PRC starting from January 1, 2008 will be 25%, replacing the currently applicable tax rate of 33%. We recorded income tax expense amounted to $20,303 and $20,516 for the nine-month periods ended September 30, 2008 and 2007 respectively. The decrease in income tax expense of $213 for the nine-month period ended September 30, 2008 was primarily due to the decrease in business tax in 2008.

Minority Interest

There was no income or loss in minority interest for the nine-month period ended September 30, 2008 whereas minority interest for the nine-month period ended September 30, 2007 recorded a loss of $25,620. The increase in minority interest of $25,620 for the nine-month period ended September 30, 2008 was primarily due to the absence of shared loss in the Guangzhou Center

Net Loss Attributable to Common Shareholders

For the nine-month period ended September 30, 2008, the Company incurred a net loss attributable to common shareholders of $2,263,924. The loss was primarily due to the decrease in revenue and the increase in general and administrative expenses. For the nine-month period ended September 30, 2007, the Company incurred a loss of $886,153. The loss was primarily due to the dividends paid to the convertible preference shareholders.

Liquidity and Capital Resources

As of September 30, 2008, our total assets were $1,742,495 and our total liabilities were $6,202,485 and we had a working capital deficit of $5,459,670. Our financial statements report a net loss of $407,268 for the quarter ended September 30, 2008, and a net loss of $2,263,924 for the period from inception to September 30, 2008.

During the nine-month period ended September 30, 2008, the Company financed its operation mainly through cash generated from its operations and the loans from directors of the Company. During the nine-month period ended September 30, 2007, the Company funded its operations mainly through two aspects 1) cash generated from its operations, and 2) cash proceeds from issuance of securities such as preferred stock. Cash from operations is only enough to fund its onsite personnel. The sale of preferred stock has providing the funding for the Company’s investment in capital expenditures, and the cost of medical and management expertise that are heavily involved in the early stages of building out the VIP Birthing Centers and training of the personnel that staff those VIP Birthing Centers.

The Company expects that with the expansion into new markets and development of its business model, it can gain economies scale on its heavy investment medical and hospital management experts. Related parties and directors have also provided the working capital during the most recent operating periods in order to maintain the business a going concern. The Company is actively seeking external financing to strengthen its financial position.

As of the date of this report, the Company has not experienced any difficulty in equity financing, and we have not experienced any liquidity problems in settling our payables in the normal course of business.

The following table sets forth the summary of the Company’s cash flows for the periods indicated:

	Three Months		Nine Months
	Ended Sep 30,		Ended Sep 30,
	2008	2007	2008	2007
Net cash provided by (used in) operating activities	77,458	(1,326,959)	(2,384,262)	(1,865,211)
Net cash provided by (used in) investing activities	(2,819)	537,763	63,525	795,299
Net cash provided by financing activities	-	638,891	2,089,907	1,432,861
Net increase (decrease) in cash and cash equivalents	74,639	(150,305)	(230,830)	362,949
Cash and cash equivalents, beginning of year	9,404	556,702	406,396	43,448
Effect of exchange rate changes on cash and cash
equivalents	145,524	-	54,001	-
Cash and cash equivalents, at end of year	229,567	406,397	229,567	406,397

Our cash requirement is mainly for daily working capital. As at September 30, 2008, we had $229,567 in cash and cash equivalents and a working capital deficiency of $5,459,670, compared to $406,397 in cash and cash equivalents and a working capital deficiency of $2,136,950 as of September 30, 2007.

Cash Flows from Operating Activities

For the three months ended September 30, 2008, our operating activities generated cash of $77,458. For the three months ended September, 2007, our operating activities used cash of $1,326,959. The increase in cash generated in operating activities of $1,404,417 for the three months ended September 30, 2008 was primarily due to the increase in accounts payable and other payables.

For the nine months ended September 30, 2008, our operating activities used cash of $2,384,262. For the nine months ended September 30, 2007, our operating activities used cash of $1,865,211. The increase in cash used in operating activities of $519,051 for the nine months ended September 30, 2008 was primarily due to the absence of gain on disposal of assets and the increase in accounts payable.

Cash Flows from Investing Activities

For the three months ended September 30, 2008, our investing activities used cash of $2,819. For the nine months ended September 30, 2007, our investing activities generated cash of $537,763. The decrease in cash used in investing activities of $541,586 for the nine months ended September, 2008 was primarily due to the absence of proceeds from disposal of assets.

For the nine months ended September 30, 2008, our investing activities generated cash of $63,525. For the nine months ended September 30, 2007, our investing activities generated cash of $795,299. The decrease in cash used in investing activities of $731,774 for the nine months ended September 30, 2008 was primarily due to the absence of proceeds from disposals of assets.

Cash Flows from Financing Activities

For the three months ended September 30, 2008, our financing activities did not generate any cash. For the three months ended September, 2007, our financing activities used cash of $638,891. The decrease in cash generated in financing activities of $638,891 for the three months ended September, 2008 was primarily due to the absence of financing activities.

For the nine months ended September 30, 2008, our financing activities generated cash of $2,089,907. For the nine months ended September 30, 2007, our financing activities used cash of $1,432,861. The increase in cash generated in financing activities of $657,046 for the nine months ended September 30, 2008 was primarily due to the increase of proceeds from issuance of common stock and short-term loans. We do not expect any more cash payment or accrued payment for dividends in near term as the majority of the CPS has been converted. Innotech (a shareholder of UPMG) loaned $384,615 (equivalent to HK$3,000,000) and $512,820 (equivalent to HK$4,000,000) to UPMG on January 10, 2008 and January 25, 2008 respectively as the working capital of UPMG.

Capital Expenditures

During the nine months ended September 30, 2008, the Company incurred capital expenditures of $13,907. The capital expenditure principally consisted of medical equipment and facilities, office equipment and leasehold improvement. During the nine months ended September 30, 2007, the Company did not incur any capital expenditures. Depending the availability of equity financing, over the next twelve months, we expect to spend about $5,000,000 on capital expenditures, mainly for purchase of medical equipment, facilities and operating licenses and center renovation in the future acquisition of specialty hospitals, health centers and VIP birthing centers in the PRC.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a net loss of $2,263,924 and a negative cash flow from operations of $230,830 for the nine months period ended September 30, 2008 and a working capital deficiency of $5,459,670, and a shareholders’ deficit of $4,683,265 at September 30, 2008. These matters raise substantial doubt about the Company’s ability to continue as a going concern if the Company does not secure new outside financing. The Company is currently and continues to make efforts to procure outside financing to strengthen its financial position.

Off-Balance Sheet Arrangements

The Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to shareholders.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 4T. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of September 30, 2008, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of September 30, 2008, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during our quarter ended September 30, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

Other than as disclosed below, we know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Proactive Medicare Enterprise (HK) Limited, a subsidiary of UPMG, is a plaintiff of a legal proceeding regarding a civil claim against a hospital in the PRC namely, International Peace Maternity & Child Health Hospital of the China Welfare Institute (“IPMCHH” or the “defendant”) who refused to pay consultancy fees to PME-HK since April 2005.

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

On April 12, 2007, the statement of claim was legally accepted and filed by the Shanghai Court (Notification of Acceptance: (2007) Hu Yi Zhong Min Wu (Shang) Chu Zi No. 93). On May 29, 2007, the first instance of the case was held to establish the case. On January 23, 2008, the second instance of the case was held to further negotiate a mutually accepted settlement plan. Through the mediation of the Shanghai Court, PME-HK and IPMCHH, so far, have gone through several rounds of negotiation for a mutually agreed settlement amount in recent months but a final settlement amount has yet to be confirmed

We have also engaged a law firm in the PRC to negotiate with another two hospitals in the PRC which are under contracts to pay us for the consultancy services provided to their affiliated VIP Birthing Centers in Foshan and Changsha in the PRC. The proposed claim in each case is about one million US dollars. We have gone through several rounds of negotiation for an agreed settlement amount in recent months and a final settlement amount has yet to be confirmed. For the Hangzhou Center, we are identifying a suitable PRC lawyer to negotiate with the host hospital for a mutually accepted settlement plan.

The results of these negotiations / claim cannot be predicted, and it is possible that the ultimate resolution of these matters, individually or in the aggregate, may have a material adverse effect on our business (either in the near-term or in the long-term), financial position, results of operations, or cash flows. Although our management believes a portion of our investment in these affiliated VIP Birthing Centers may be recovered, we have reasonably estimated the uncertain portion and have eliminated their revenue contribution in 2007.

ITEM 1A. Risk Factors

The following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, the trading price of our securities could decline, and you may lose all or part of your investment.

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

Currently, we have limited operating capital. As of September 30, 2008, our cash available was approximately $229,567. In the foreseeable future, we expect to incur significant expenses when developing our business. We may be unable to locate sources of capital or may find that capital is not available on terms that are acceptable to us to fund our additional expenses. There is the possibility that we will run out of funds, and this may affect our operations and thus our profitability. If we cannot obtain funds when needed, we may have to cease our operations.

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

For the nine months period ended September 30, 2008, our facilities rested with our host hospitals in the People’s Republic of China, or the PRC, accounted for most of our total revenue. If our treatment facilities are adversely affected by changes in regulatory and economic conditions within China, our revenue and profitability may decline.

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

If we fail to use the brand of Johns Hopkins International, financial conditions results of operations could be materially and adversely affected.

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

Even if we are successful in obtaining new business, failure to manage our growth could adversely affect our financial condition. We may experience extended periods of very rapid growth. If we are not able to manage our growth effectively, our business and financial condition could materially suffer. Our growth may significantly strain our managerial, operational and financial resources and systems. To manage our growth effectively, we will have to continue to implement and improve our operational, financial and management controls, reporting systems and procedures. In addition, we must effectively expand, train and manage our employees. We will be unable to manage our businesses effectively if we are unable to alleviate the strain on resources caused by growth in a timely and successful manner. We may not be able to manage our growth and a failure to do so could have a material adverse effect on our business.

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

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our share.

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

ITEM 2. Unregistered Sales of Equity Securities

None.

ITEM 3. Default Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K

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

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on July 29, 2005)

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on July 29, 2005)

Exhibit
No.	Description

(10)	Material Contracts

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

(21)	Subsidiaries of the Small Business Issuer

UPMG International Limited

Proactive Medicare Enterprise (Hong Kong) Limited

Proactive Medicare (Shenzhen) Company Limited

Proactive Medicare (Changsha) Company Limited

Proactive Medicare (Xiamen) Company Limited

Exhibit
No.	Description

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

UPMG (Hong Kong) Limited

UPMG (US) Limited

Guangzhou Inno-Proactive Medicare Consultancy Limited

Shanghai Proactive Medicare Health Education Center Limited

UPMG (Shenzhen) Limited

Broad Prosper Limited

UPMG (Macau) Company Limited

(31)	Section 302 Certification

31.1*	Section 302 Certification of Siew Man Pang

31.2*	Section 302 Certification of Edwin Chan

(32)	Section 906 Certification

32.1*	Section 906 Certification of Siew Man Pang

32.2*	Section 906 Certification of Edwin Chan

*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA HEALTH CARE CORPORATION

By:   /s/ Siew Man Pang
Siew Man Pang
Chief Executive Officer
Principal Executive Officer
Date: November 14, 2008.

By:   /s/ Edwin Chan
Edwin Chan
Chief Financial Officer
Principal Financial Officer and Principal
Accounting Officer
Date: November 14, 2008.