Form 10-K
period 2008-09-30
CHINA HEALTH CARE CORP
filed 2008-12-29
CIK 1333878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2008

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

____________________________________________
Former name, former address and former fiscal year, if changed since last report: December

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
Yes [   ]    No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 19, 2008 was
$1,882,034 based on a $0.06 closing price for the Common Stock on December 19, 2008. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

50,148,000 Shares as of December 19, 2008

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. BUSINESS

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

  On May 7, 2004, PHL transferred 100% of its ownership in UPMG (Hong Kong) Limited (“UPMG-HK”) and UPMG (US) Limited (“UPMG-US”) to UPMGI and hence UPMG-HK and UPMG-US became the wholly- owned subsidiaries of UPMGI.

  In April 2007, UPMG-HK disposed of its 100% interest in Broad Prosper Limited.

Current Structure & Basis of Presentation

The Company owned the following subsidiaries at September 30, 2008:

No.	Company Code	Company Name	Place of Incorporation	Date of Incorporation	Remark
0	CHCC	China Health Care Corporation	Wyoming USA	February 11, 2005	Serves as the ultimate holding company of the Group
1	UPMG	United Premier Medical Group Limited	Cayman Islands	March 28, 2003	Ultimate Holding Company
2	UPMGI	UPMG International Limited	British Virgin Islands	September 15, 2003	Subsidiary of UPMG
3	PME-HK	Proactive Medicare Enterprise (Hong Kong) Limited	Hong Kong	March 17, 2000	Wholly-owned subsidiary of UPMGI
4	PME-SZ	Proactive Medicare (Shenzhen) Company Limited	Hong Kong	September 24, 2004	Wholly-owned subsidiary of UPMGI
5	PME-CS	Proactive Medicare (Changsha) Company Limited	Hong Kong	July 2, 2004	Wholly-owned subsidiary of UPMGI
6	PME-XIA	Proactive Medicare (Xiamen) Company Limited	Hong Kong	December 22, 2004	Wholly-owned subsidiary of UPMGI
7	PME-NAN	Proactive Medicare (Nanjing) Company Limited	Hong Kong	September 24, 2005	Wholly-owned subsidiary of UPMGI
8	PME-HZ	Proactive Medicare (Hangzhou) Company Limited	Hong Kong	August 25, 2005	Wholly-owned subsidiary of UPMGI
9	PME-WX	Proactive Medicare (Wuxi) Company Limited	Hong Kong	April 19, 2004	Wholly-owned subsidiary of UPMGI
10	UPMG-SHA	United Premier Medical Group (Shanghai) Limited	Hong Kong	February 25, 2004	Wholly-owned subsidiary of UPMGI
11	PMS-HK	Proactive Medicare Services (Hong Kong) Limited	Hong Kong	January 30, 2004	Wholly-owned subsidiary of UPMGI
12	PME-BJ	Proactive Medicare (Beijing) Company Limited	Hong Kong	March 27, 2000	Wholly-owned subsidiary of UPMGI
13	UPMG-HK	UPMG (Hong Kong) Limited	British Virgin Islands	August 8, 2003	Wholly-owned subsidiary of UPMGI

No.	Company Code	Company Name	Place of Incorporation	Date of Incorporation	Remark
14	UPMG-US	UPMG (US) Limited	British Virgin Islands	November 23, 1993	Wholly-owned subsidiary of UPMGI
15	HB-GZ	Guangzhou Inno-Proactive Medicare Consultancy Ltd.	PRC	October 26, 2004	Wholly-owned subsidiary of PMEHK
16	BK-SH	Shanghai Proactive Medicare Health Education Center Limited	PRC	February 5, 2002	90% of common shareholding held by PMEHK
17	UBK-SZ	UPMG (Shenzhen) Limited	PRC	January 5, 2006	Wholly-owned subsidiary of UPMG-
18	UPMG-MU	UPMG (Macau) Company Limited	Macau	September 29, 2006	50% of common shareholding held by UPMG-HK
19	PHL	Pro-Innovative Holdings Limited	British Virgin Islands	January 22, 2004	51% of common shareholding held by UPMG
20	PML	Pro-Innovative Medical Limited	Hong Kong	December 8, 2003	Wholly-owned subsidiary of PHL
21	Ideamart	Ideamart Holdings Limited	British Virgin Islands	May 28, 2003	Wholly-owned subsidiary of PHL
22	UPMGIG	UPMG International (Guangdong) Limited	British Virgin Islands	August 29, 2003	62% of common shareholding held by
23	UPMGGC	UPMG (Guangdong) Company Limited	Hong Kong	August 14, 2002	Wholly-owned subsidiary of

The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. UPMG wholly owns UPMGI, which in turn directly holds 12 wholly-owned subsidiaries and indirectly holds 4 subsidiaries including HB-GZ (100% in equity interest), BK-SH (90% in equity interest), UBK-SZ (100% in equity interest) and UPMG-MU (50% in equity interest). Besides, UPMG holds 51% in equity interest of PHL, which in turn, wholly owns two direct subsidiaries and holds 62% in equity interest of UPMGIG, which in turn wholly owns UPMGGC

Business

The Company provides consultancy services to the VIP Maternity & Gynecological Centers (the “VIP Birthing Centers”) in the PRC. These services are provided in conjunction with Johns Hopkins International, LLC, a U.S. based healthcare provider, and based upon a Consultancy Agreement with JHI.. The first VIP Birthing Center commenced operations in October 2002 at the International Peace Maternity & Child Health Hospital in Shanghai. Over the past six years, the Company has signed co-operative agreements with a number of hospitals in Obstetrics / Gynecology (“OB/GYN”) across the PRC in cities including Beijing, Shanghai, Guangzhou, Foshan, Wuxi, Xiamen, Changsha and Hangzhou. In 2006, the Company signed a management agreement with the University Hospital at Macau University of Science and Technology (“UH-MUST”) whereby the Company provides general hospital management consultancy service.

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

Employees

The Company currently has three officers. Siew Man Pang is the chief executive officer, Edwin Chan is the chief financial officer and Dr. Kenneth Lee is the chief operating officer. UPMG also employs a total of 12 employees and consultant in Hong Kong and the PRC, including one deputy project director, three managers, four assistants, three general staff and one consultant. The Company is not a party to any collective bargaining agreement. We believe our relations with the Company employees are satisfactory.

Item 1A. RISK FACTORS

Risks Related to our Business

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss of $2,719,503 and a negative cash flow from operations of $1,139,328 for the year ended September 30, 2008 and a working capital deficiency of $4,842,080 and a shareholders’ deficit of $4,944,873 at September 30, 2008. These matters raise substantial doubt about the Company’s ability to continue as a going concern if the Company does not secure new outside financing. The Company is currently and continues to make efforts to procure outside financing to strengthen its financial position.

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

For the year ended September 30, 2008, our facilities rested with our host hospitals in the People’s Republic of China, or the PRC, accounted for most of our total revenue. If our treatment facilities are adversely affected by changes in regulatory and economic conditions within China, our revenue and profitability may decline.

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

Item 2. Description of Properties

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

We also maintain an office in mainland China at Room 1601, Building B, Tomson Center, 188 Zhangyang Road, Shanghai, the PRC. Our telephone number is (86) 21-6225-1595. Our Shanghai office is held under a lease with a term from June 20, 2008 to June 30, 2009 with rent of RMB16,700 per month.

ITEM 3. Legal Proceedings

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

ITEM 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended September 30, 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock began trading on the OTC Bulletin Board on March 21, 2007 under the symbol “CVLG”. Prior to this date, there was no public market for our common shares. On May 13, 2008, we effected a change of name of our company from The Cavalier Group to China Health Care Corporation. The name change became effective with the OTC Bulletin Board at the opening for trading on May 16, 2008 under the new stock symbol “CNHL”.

The following table reflects the high and low bid information for our common stock obtained from Stockwatch and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board
Quarter Ended	High	Low
September 30, 2008(1)	$0.63	$0.63
June 30, 2008 (2)	$1.25	$1.25
March 31, 2008	$3.60	$3.50

(1)	This refers to the trade record on September 16, 2008. There was no trading record during the period from September 16, 2008 to September 30, 2008.

(2)	This refers to the trade record on May 30, 2008. There was no trading record during the period from May 30, 2008 to June 30, 2008.

On December 19, 2008, the closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $0.06.

As of December 19, 2008, there were 133 holders of record of our common stock. As of such date, 50,148,000 common shares were issued and outstanding.

Our common shares are issued in registered form. The registrar and transfer agent for our shares of common stock is Pacific Stock Transfer Company (Telephone: 702-361-3033).

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

Specialty Hospital Chain refers to a chain of medium size hospitals in the PRC providing specialty healthcare services primarily for women and children. For the coming years, we target to acquire a number of hospitals and convert them into specialty hospitals with outpatient services, inpatient services and minor surgery services principally in the categories of Obstetrics, Gynecology, Pediatrics, Urology and Infertility.

Results of Operations for the Year Ended September 30, 2008 as compared to the Year Ended September 30, 2007

	Years ended September 30,		Increase (decrease)
	2008	2007	Amount	Percentage
	($)	($)	($)	(%)

Revenue	545,884	588,157	(42,273)	(7.19%	)
Cost of revenue	168,112	152,184	15,928	10.47%
Gross profit	377,772	435,973	(58,201)	(13.35%	)

Other income (expenses)	(243,016)	(899,085)	656,069	(72.97%	)
Selling expenses	(137,478)	(150,978)	(13,500)	(8.94%	)
General & administrative expenses	(2,660,829)	(971,275)	1,689,554	173.95%
Provision for income tax	20,110	20,512	(402)	(1.96%	)
Minority interests in net income (loss)	19,831	19,902	(71)	(0.36%	)
Gain (loss) from discontinued operations, net
of taxes	(55,673)	379,454	(435,127)	(114.67%	)

Net loss attributable to common shareholders	(2,719,503)	(1,026,521)	(1,692,982)	164.92%

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

Revenue for the year ended September 30, 2008 was $545,884. Revenue for the year ended September 30, 2007 was $588,157. The decrease in revenue of $42,273 for the year ended September 30, 2008 was primarily due to the (i) absence of revenue contribution from the Changsha Center, (ii) revised management fee of the Macau Center, and (iii) absence of a non-recurrent income from trading of baby beds as incurred in 2007. The Changsha Center had ceased paying us service fee since June 2007 and we agreed to revise the monthly service fee of the Macau Center from about $12,820 (equivalent to HK$100,000) to about $5,128 (equivalent to HK$40,000) effective from June 2007.

Cost of Revenue

Cost of revenue is primarily comprised of depreciation, wages, and licensing fees that must be paid to JHI for facilities with continuing operation. The Company believes that the depreciation of property and equipment matches the substantial initial investment equipment and leasehold improvements with revenues that are earned overtime. The Company charges wages paid to doctors and medical personnel who provide the initial training and hospital management expertise to the hospital when the VIP Birthing centers are initially setup and on a non-fixed on-going basis. Cost of revenue for the year ended September 30, 2008 was $168,112 whilst cost of revenue for the year ended September 30, 2007 was $152,184.

Selling Expenses

Selling expenses are comprised of client entertainment, commissions and salaries for sales personnel, marketing, and travel and lodging expenses. Selling and marketing expenses for the year ended September 30, 2008 was $137,478. Selling and marketing expenses for the year ended September 30, 2007 was $150,978. The decrease in selling expenses of $13,500 for the year ended September 30, 2008 as compared to 2007 was primarily due to the decrease in travel expenses related to business development.

General and Administrative Expenses

General and administrative expenses include outside consulting services, research & development, executive compensation, quality control, and general overhead such as finance and administrative staff, and depreciation expense. General and administrative expenses for the year ended September 30, 2008 was $2,660,829. Administrative expenses for the year ended September 30, 2007 was $971,275. The increase in administrative expenses of $1,689,554 for the year ended September 30, 2008 as compared to 2007 was primarily due to the increase in consultancy fees and professional fees incurred in the public listing process of the Company.

Other Income (Expenses)

The interest expenses under this category principally referred to dividend expenses paid to Convertible Preference Shares (“CPS”) holders and the loan interests paid to Innotech. During the period from June 30, 2005 to March 10, 2007, we issued a total of 4,605 Convertible Preference Shares at a subscription price of $2,500 per share to a number of investors. The CPS bear an annual coupon rate of 8%, semi-annually in terms of either cash or the common shares of UPMG, with a maturity period of 3 years, allowing for an extension of 1 year. The CPS bear no voting right and each CPS will be converted to one common share of UPMG upon its public listing. Subject to the public listing of UPMG, the conversion is mandatory and must be completed 14 days before the public listing of UPMG. The redemption price will be the subscription price plus a 2% premium. We incurred dividend expenses of $148,324 for the year ended September 30, 2008 and $913,700 for the year ended September 30, 2007. The decrease in dividend expense of $765,376 for the year ended September 30, 2008 was primarily due to the conversion of some CPS to common shares and we have stopped paying dividends to CPS holders since December 2007.

Income Tax

The Company accounts for income tax using an asset and liability approach and allows for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either, expire before the Company is able to realize their benefits, or future realization is uncertain. In accordance with the relevant tax laws and regulations of Hong Kong, the Corporate Income Tax (“CIT”) rate applicable to our subsidiaries in Hong Kong is 17.5% of taxable income. On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the “new CIT Law”), effective from January 1, 2008. Under the new CIT Law, the corporate income tax rate applicable to our subsidiaries in the PRC starting from January 1, 2008 will be 25%, replacing the currently applicable tax rate of 33%. We recorded income tax expense amounted to $20,110 and $20,512 for the years ended September 30, 2008 and 2007 respectively.

Minority Interest

Minority interest recorded an income of $19,831 and $19,902 for the years ended September 30, 2008 and 2007 respectively. The decrease in minority interest of $71 for the year ended September 30, 2008 was primarily due to the decrease in shared loss of a VIP Center.

Net Loss Attributable to Common Shareholders

For the year period ended September 30, 2008, the Company incurred a net loss attributable to common shareholders of $2,719,503. The loss was primarily due to the decrease in revenue and the increase in general and administrative expenses. For the year ended September 30, 2007, the Company incurred a loss of $1,206,521. The loss was primarily due to the dividends paid to the convertible preference shareholders.

Liquidity and Capital Resources

As of September 30, 2008, our total assets were $1,499,720 and our total liabilities were $6,203,137 and we had a working capital deficit of $4,842,080. Our financial statements report a net loss of $2,719,503 for the year ended September 30, 2008, and a net loss of $26,735,306 for the period from inception to September 30, 2008.

During the year ended September 30, 2008, the Company financed its operation mainly through cash generated from its operations and the loans from directors of the Company. During the year ended September 30, 2007, the Company funded its operations mainly through two aspects 1) cash generated from its operations, and 2) cash proceeds from issuance of securities such as preferred stock. Cash from operations is only enough to fund its onsite personnel. The sale of preferred stock has providing the funding for the Company’s investment in capital expenditures, and the cost of medical and management expertise that are heavily involved in the early stages of building out the VIP Birthing Centers and training of the personnel that staff those VIP Birthing Centers.

The Company expects that with the expansion into new markets and development of its business model, it can gain economies of scale on its heavy investment medical and hospital management experts. Related parties and directors have also provided the working capital during the most recent operating periods in order to maintain the business a going concern. The Company is actively seeking external financing to strengthen its financial position.

The following table sets forth the summary of the Company’s cash flows for the periods indicated:

	Year Ended Sep 30,
	2008	2007
Net cash provided by (used in) operating activities	(1,139,328)	(537,747)
Net cash provided by (used in) investing activities	62,703	935,049
Net cash provided by financing activities	1,107,530	108,980
Net increase (decrease) in cash and cash equivalents	30,906	506,281
Cash and cash equivalents, beginning of year	416,705	35,513
Effect of exchange rate changes on cash and cash	(218,043)	(125,090)
equivalents
Cash and cash equivalents, at end of year	229,567	416,705

Our cash requirement is mainly for daily working capital. As at September 30, 2008, we had $229,567 in cash and cash equivalents and a working capital deficiency of $4,842,080, compared to $416,705 in cash and cash equivalents and a working capital deficiency of $3,833,088 as of September 30, 2007.

Cash Flows from Operating Activities

For the year ended September 30, 2008, our operating activities used cash of $1,139,328. For the year ended September 30, 2007, our operating activities used cash of $537,747. The increase in cash used in operating activities of $601,581 for the year ended September 30, 2008 was primarily due to the increase in net loss resulting from the substantial increase in general and administrative expenses.

Cash Flows from Investing Activities

For the year ended September 30, 2008, our investing activities generated cash of $62,703. For the year ended September 30, 2007, our investing activities generated cash of $935,049. The decrease in cash used in investing activities of $872,346 for the year ended September 30, 2008 was primarily due to the decrease in proceeds from disposals of assets.

Cash Flows from Financing Activities

For the year ended September 30, 2008, our financing activities generated cash of $1,107,530. For the year ended September 30, 2007, our financing activities used cash of $108,980. The increase in cash generated in financing activities of $998,550 for the year ended September 30, 2008 was primarily due to the increase of proceeds from issuance of common stock and short-term loans. We do not expect any more cash payment or accrued payment for dividends in near term as the majority of the CPS has been converted. Innotech (a shareholder of UPMG) loaned $384,615 (equivalent to HK$3,000,000) and $512,820 (equivalent to HK$4,000,000) to UPMG on January 10, 2008 and January 25, 2008 respectively as the working capital of UPMG.

Capital Expenditures

During the years ended September 30, 2008 and 2007, the Company did not incurred any capital expenditures. Depending the availability of equity financing, over the next twelve months, we expect to spend about $5,000,000 on capital expenditures, mainly for purchase of medical equipment, facilities and operating licenses and center renovation in the future acquisition of specialty hospitals, health centers and VIP birthing centers in the PRC.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a net loss of $2,719,503 and a negative cash flow from operations of $1,139,328 for the year ended September 30, 2008 and a working capital deficiency of $4,842,080, and a shareholders’ deficit of $4,944,874 at September 30, 2008. These matters raise substantial doubt about the Company’s ability to continue as a going concern if the Company does not secure new outside financing. The Company is currently and continues to make efforts to procure outside financing to strengthen its financial position.

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

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of the Company is Hong Kong dollars (¡§HK$¡¨). Equity accounts of the consolidated financial statements are translated into United States dollars from HK$ at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the year. Translation adjustments are not included in determining net income but are included in foreign currency translation adjustment in other comprehensive income, a component of stockholders’ equity.

	September 30,	September 30,
	2008	2007

HKD-USD Year End Rate	7.77010	7.77600

HKD-USD Average Rate	7.79297	7.80367

RMB-USD Year End Rate	6.85510	7.51760

RMB-USD Average Rate	7.11061	7.72569

(o)	Recent Accounting Pronouncements

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

ITEM 8. Financial Statements and Supplementary Data

Our consolidated audited financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated audited financials statements are filed as part of this annual report:

Independent Auditor’s Report, dated December 24, 2008 of Samuel H. Wong & Co., LLP

Audited Consolidated Balance Sheets as at September 30, 2008 and September 30, 2007

Audited Consolidated Statements of Operations for the year ended September 30, 2008 and for the year ended September 30, 2007

Audited Consolidated Statement of Changes in Stockholders’ Deficit for the year ended September 30, 2008 and for the year ended September 30, 2007

Audited Consolidated Statements of Cash Flows for the year ended September 30, 2008 and for the year ended September 30, 2007

Notes to the Consolidated Financial Statements

China Health Care Corp

Audited Financial Statements

September 30, 2008 and 2007

(Stated in US Dollars)

China Health Care Corp

Board of Directors and Stockholders

China Health Care Corp

Report of Registered Independent Public Accounting Firm

We have audited the accompanying consolidated balance sheets of China Health Care Corporation at September 30, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Health Care Corporation at September 30, 2007 and 2006, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the Company continued to incur losses and working capital deficiencies that raise doubt over its ability to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the company be unable to continue as a going concern.

South San Francisco, California	Samuel H. Wong & Co., LLP

December 24, 2008	Certified Public Accountants

China Health Care Corp

Consolidated Balance Sheets

At September 30, 2008 and 2007

(Stated in US Dollars)

		At	At
		September 30,	September 30,
Assets	Note	2008	2007

Current assets
Cash	2(d)	$229,567	$416,705
Accounts receivable	2(e),3	193,050	203,921
Related party receivables	4	-	330,068
Prepaid expenses	5	78,717	2,161
Total current assets		501,334	952,855

Non-current assets
Property and equipment	2(f),6	842,710	1,106,665
Goodwill	7	154,809	154,692
Rent and utility deposits		867	79,727

Discontinued operations
Accounts receivable		-	-
Related party receivables	15	-	179,540
Prepaid expenses		-	69,871

Total assets		$1,499,720	$2,543,350

Liabilities, Minority Interest, and Stockholders’ Deficit

Current liabilities
Accounts payable		570,894	566,744
Dividends payable		24,884	1,587,328
Related party payables	8	2,695,623	1,693,273
Accrued liabilities	9	733,432	938,598
Convertible preferred stock - $0 par value, 10,000 shares	10	1,503,225	-
Total current liabilities		5,528,058	4,785,943

Non-current liabilities
Convertible preferred stock - $0 par value, 10,000 shares		-	10,172,376

		At	At
		September 30,	September 30,
	Note	2008	2007
Liabilities of discontinued operations
Accounts payable		839,219	927,644
Accrued liabilities	15	20,504	22,085

Total liabilities		$6,,387,781	$15,908,048

Minority interest		$241,457	$254,868

See Accompanying Notes to the Financial Statements and Accountant’s Report.

China Health Care Corp

Consolidated Balance Sheets

At September 30, 2008 and 2007

(Stated in US Dollars)

Stockholders’ deficit
Common stock - $0.001 par value, 200,000,000 shares	50,148	39,314
Additional paid in capital	21,679,668	10,524,794
Accumulated deficits	(26,735,307)	(24,015,803)
Accumulated other comprehensive income (loss)	60,617	(167,871)
Total stockholders' deficit	$(4,944,873)	(13,619,566)

Total liabilities, minority interest, and stockholders' deficit	$1,684,365	$2,543,350

See Accompanying Notes to the Financial Statements and Accountant’s Report.

China Health Care Corp

Consolidated Statement of Operations

for the twelve months ended September 30, 2008, and 2007

(Stated in US Dollars)

		twelve months	twelve months
		ended	ended
		September 30,	September 30,
		2008	2007
Revenue	2(g),16	$545,884	$588,157
Cost of revenue	2(h)	168,112	152,184
Gross profit		377,772	435,973

Selling expenses	2(i)	137,478	150,978
General and administrative expenses	2(j)	2,660,829	971,275
Total operating expenses		2,798,307	1,122,253

Other income (expenses)
Other income		158,173	59,161
Interest income		320	932
Interest expense		(251,948)	(937,643)
Other expenses		(149,561)	(21,535)
Total other income (expenses)		(243,016)	(899,085)

Loss before income tax and minority interest		(2,663,551)	(1,585,365)

Provision for income tax (tax benefit)	2(k)	20,110	20,512

Loss before minority interest		(2,683,661)	(1,605,877)

		twelve months	twelve months
		ended	ended
Statement of Comprehensive	Note	September 30,	September 30,
Income (Loss):		2008	2007
Net income (loss)		$(2,719,503)	$(1,206,521)
Other comprehensive income (loss)	2(m)
Foreign currency translation adjustment	2(n)	228,488	(125,090)
Total comprehensive income		$(2,491,015)	$(1,331,611)

less: Minority interest in net income (loss)		19,831	19,902

Loss from continuing operations		(2,663,830)	(1,585,975)

Gain (loss) from discontinued operations, net of taxes	15	(55,673)	379,454

Net income (loss)		$(2,719,503)	$(1,206,521)

Earnings (loss) per share	2(l),14
Basic and diluted		$(0.0600)	$(0.0307)

Weighted average shares outstanding
Basic and diluted		45,344,093	39,257,595

See Accompanying Notes to the Financial Statements and Accountant’s Report.

China Health Care Corp

Consolidated Statements of Changes in Stockholders’ Deficit

for the twelve months ended September 30, 2008 and 2007

(Stated in US Dollars)

	Common Stock		Paid		Other
	Shares	Par	in	Accumulated	Comprehensive
	Outstanding	Amount	Capital	Deficit	Income (loss)	Total
Balance, October 1, 2006	38,856,000	$38,856	$10,159,113	$(22,809,282)	$(42,781)	$(12,654,094)
Issuance of common stock for cash	418,000	418	298,034			298,452
Issuance of common stock as	40,000	40	67,647			67,687
Net loss				(1,206,521)		(1,206,521)
Foreign currency translation adjustment					(125,090)	(125,090)
Balance, September 30, 2007	39,314,000	$39,314	$10,524,794	$(24,015,803)	$(167,871)	$(13,619,566)

Balance, October 1, 2007	39,314,000	$39,314	$10,524,794	$(24,015,803)	$(167,871)	$(13,619,566)
Conversion of preferred stock	8,928,000	8,928	9,787,640			9,796,568
Issuance of common stock	1,906,000	1,906	1,367,234			1,369,140
Net loss				(2,719,503)		(2,719,503)
Foreign currency translation adjustment					228,487	228,487
Balance, September 30, 2008	50,148,000	$50,148	$21,679,668	$(26,735,306)	$60,616	$(4,944,874)

See Accompanying Notes to the Financial Statements and Accountant’s Report.

China Health Care Corp

Consolidated Statements of Cash Flows

for the twelve months ended September 30, 2008 and 2007

 (Stated in US Dollars)

	twelve months	twelve months
	ended	ended
	September 30,	September 30,
	2008	2007
Cash Flow from Operating Activities
Net income (loss)	$(2,719,503)	$(1,206,521)

Adjustments to reconcile net loss to net cash used in operating activities:
Preferred dividends included in interest	-	562,900
Stock compensation	259,704	366,139
Depreciation	279,944	(384,074)
Impairment of assets	-	391,825
Decrease/(Increase) in accounts receivable	10,920	(97,605)
Decrease/(Increase) in related party receivable	509,608	(336,559)
Decrease/(Increase) in prepaid expenses	(6,685)	(59,994)
(Decrease)/Increase in accounts payables	(84,275)	(205,345)
(Decrease)/Increase in accrued liabilities	(206,746)	(828,553)
(Decrease)/Increase in related party payable	817,705	1,290,847
(Decrease)/Increase in customer deposit	-	(30,806)
Cash Sourced from/(Used in) operating activities	(1,139,328)	(537,747)

Cash Flows from Investing Activities
Rent and utility (deposits paid)/deposits refund	(15,989)	(68,129)
(Acquisition of minority interest at premium generating goodwill)	(117)	(292)
Proceeds from sales of/(purchase of) equipment	78,810	1,003,469
Cash Sourced from/(Used in) investing activities	62,703	935,049

Cash Flows from Financing Activities
Issuance of convertible preferred stock	1,107,530	108,980
Cash Sourced from/(Used in) Financing Activities	1,107,530	108,980

Net Increase/(Decrease) in Cash & Cash Equivalents for the Period	30,906	506,281

Effect of Currency Translation	(218,043)	(125,090)

Cash & Cash Equivalents at Beginning of Period	416,705	35,513

Cash & Cash Equivalents at End of Period	$229,567	$416,705

Supplementary cash flow information:
Interest received	320	932
Interest paid	(251,948)	(374,743)
Taxes paid	103	73

See Accompanying Notes to the Financial Statements and Accountant’s Report.

China Health Care Corp

Notes to Financial Statements

for the twelve months ended September 30, 2008 and 2007

(Stated in US Dollars)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

History

China Health Care Corporation (the ¡§Company¡¨) was incorporated in the state of Wyoming on February 11, 2005 under the name of The Cavalier Group. On May 13, 2008, the Secretary of State of Wyoming effected a change of the Company to China Health Care Corporation, as approved by our shareholders. On January 20, 2008, the Company entered into a share exchange agreement with United Premier Medical Group Limited (¡§UPMG¡¨) and its shareholders to acquire all of the outstanding common shares of UPMG. The transaction closed on July 24, 2008.

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

United Premier Medical Group Limited (¡§UPMG¡¨) is a medical consultancy service provider in the People’s Republic of China (¡§PRC¡¨) providing services in the areas of hospital management and specialty medical consultancy. UPMG’s primary focus is the health care needs of women and children.

The business was founded in 2001, with UPMG as the ultimate holding company. UPMG was organized under the laws of Cayman Island on March 28, 2003, whereas UPMG International Limited (¡§UPMGI¡¨) was incorporated in the British Virgin Islands on September 15, 2003. The intention is to build the Company using a holding company structure, with a top-level entity owing interests in operating entities. Separate operating entities are established in each geographic region. At times, the company owns less than 100% of an operating entity because this enables the use of resources and expertise of local partners.

There were a number of restructuring events, which occurred over the past several years. These events would include:

China Health Care Corp

Notes to Financial Statements

for the twelve months ended September 30, 2008 and 2007

(Stated in US Dollars)

•

On July 19, 2001, UPMGI acquired 50% of the operating entity Proactive Medicare Enterprise (Hong Kong) Limited (¡§PME-HK¡¨). At the same time, PME-HK held 90% in equity interest of the operating entity Shanghai Proactive Medicare Health Education Center Limited (¡§BK-SH¡¨).

•	On May 5, 2003, UPMG acquired 100% of UPMGI and hence UPMGI became a wholly-owned subsidiary of UPMG.

•	On March 17, 2004, UPMGI increased its ownership of the operating entity PME-HK from 50% to 100% and hence PME-HK became a wholly-owned subsidiary of UPMGI.

•	Pro-Innovative Holdings Limited (¡§PHL¡¨), an investment holding company, was incorporated on January 22, 2004 with 51% in equity interest held by UPMG.

•	On February 17, 2004, UPMG transferred all common shareholding in Ideamart Holdings Limited (¡§Ideamart¡¨) to PHL. Ideamart, which incorporated on May 28, 2003, is a dormant company.

•	On March 19, 2004, UPMG International (Guangdong) Limited (¡§UPMGIG¡¨) increased its ownership of UPMG (Guangdong) Company Limited (¡§UPMGGC¡¨) from 99% to 100%.

•

On May 7, 2004, PHL transferred 100% of its ownership in UPMG (Hong Kong) Limited (¡§UPMG-HK¡¨) and UPMG (US) Limited (¡§UPMG-US¡¨) to UPMGI and hence UPMG-HK and UPMG-US became the wholly-owned subsidiaries of UPMGI.

•	In April 2007, UPMG-HK disposed of its 100% interest in Broad Prosper Limited.

Current Structure & Basis of Presentation

The Company owned the following subsidiaries at June 30, 2008:

China Health Care Corp

Notes to Financial Statements

for the twelve months ended September 30, 2008 and 2007

(Stated in US Dollars)

No.	Company Code	Company Name	Place of Incorporation	Date of Incorporation	Remark
0	CHCC	China Heath Care Corporation	Wyoming	February 11, 2005	Publicly Listed Holding Company
1	UPMG	United Premier Medical Group Limited	Cayman Islands	March 28, 2003	Intermediary Holding Company
2	UPMGI	UPMG International Limited	British Virgin Islands	September 15, 2003	Subsidiary of UPMG
3	PME-HK	Proactive Medicare Enterprise (Hong Kong) Limited	Hong Kong	March 17, 2000	Wholly-owned subsidiary of UPMGI
4	PME-SZ	Proactive Medicare (Shenzhen) Company Limited	Hong Kong	September 24, 2004	Wholly-owned subsidiary of UPMGI
5	PME-CS	Proactive Medicare (Changsha) Company Limited	Hong Kong	July 2, 2004	Wholly-owned subsidiary of UPMGI
6	PME-XIA	Proactive Medicare (Xiamen) Company Limited	Hong Kong	December 22, 2004	Wholly-owned subsidiary of UPMGI
7	PME-NAN	Proactive Medicare (Nanjing) Company Limited	Hong Kong	September 24, 2005	Wholly-owned subsidiary of UPMGI
8	PME-HZ	Proactive Medicare (Hangzhou) Company Limited	Hong Kong	August 25, 2005	Wholly-owned subsidiary of UPMGI
9	PME-WX	Proactive Medicare (Wuxi) Company Limited	Hong Kong	April 19, 2004	Wholly-owned subsidiary of UPMGI
10	UPMG-SHA	United Premier Medical Group (Shanghai) Limited	Hong Kong	February 25, 2004	Wholly-owned subsidiary of UPMGI
11	PMS-HK	Proactive Medicare Services (Hong Kong) Limited	Hong Kong	January 30, 2004	Wholly-owned subsidiary of UPMGI
12	PME-BJ	Proactive Medicare (Beijing) Company Limited	Hong Kong	March 27, 2000	Wholly-owned subsidiary of UPMGI
13	UPMG-HK	UPMG (Hong Kong) Limited	British Virgin Islands	August 8, 2003	Wholly-owned subsidiary of UPMGI
14	UPMG-US	UPMG (US) Limited	British Virgin Islands	November 23, 1993	Wholly-owned subsidiary of UPMGI
15	HB-GZ	Guangzhou Inno-Proactive Medicare Consultancy Ltd.	PRC	October 26, 2004	Wholly-owned subsidiary of PMEHK
16	BK-SH	Shanghai Proactive Medicare Health Education Center Limited	PRC	February 5, 2002	90% of common shareholding held by PMEHK

China Health Care Corp

Notes to Financial Statements

for the twelve months ended September 30, 2008 and 2007

(Stated in US Dollars)

No.	Company Code	Company Name	Place of Incorporation	Date of Incorporation	Remark
0	CHCC	China Heath Care Corporation	Wyoming	February 11, 2005	Publicly Listed Holding Company
17	UBK-SZ	UPMG (Shenzhen) Limited	PRC	January 5, 2006	Wholly-owned subsidiary of UPMG-US
18	UPMG-MU	UPMG (Macau) Company Limited	Macau	September 29, 2006	50% of common shareholding held by UPMG-HK
19	PHL	Pro-Innovative Holdings Limited	British Virgin Islands	January 22, 2004	51% of common shareholding held by UPMG
20	PML	Pro-Innovative Medical Limited	Hong Kong	December 8, 2003	Wholly-owned subsidiary of PHL
21	Ideamart	Ideamart Holdings Limited	British Virgin Islands	May 28, 2003	Wholly-owned subsidiary of PHL
22	UPMGIG	UPMG International (Guangdong) Limited	British Virgin Islands	August 29, 2003	62% of common shareholding held by PHL
23	UPMGGC	UPMG (Guangdong) Company Limited	Hong Kong	August 14, 2002	Wholly-owned subsidiary of UPMGIG
24	BP	Broad Prosper Limited	British Virgin Islands	September 25, 2003	100% of common shareholding held by UPMG-HK (discontinued on April 30, 2007)
•

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

The Company provides consultancy services to the VIP Maternity & Gynecological Centers (the ¡§VIP Birthing Centers¡¨) in the PRC. These services are provided in conjunction with Johns Hopkins International, LLC, a U.S. based healthcare provider, and based upon a Consultancy Agreement with JHI. (The Company and JHI are currently disputing certain material terms of the consultancy agreement – see below, and note 14). The first VIP Birthing Center commenced operations in October 2002 at the International Peace Maternity & Child Health Hospital in Shanghai. Over the past six years, we have signed co-operative agreements with a number of hospitals in Obstetrics / Gynecology (¡§OB/GYN¡¨) across the PRC in cities including Beijing, Shanghai, Guangzhou, Foshan, Wuxi, Xiamen, Changsha and Hangzhou. In 2006, we signed a management agreement with the University Hospital at Macau University of Science and Technology (¡§UH-MUST¡¨) whereby we provide general hospital management consultancy service.

We are currently under contracts to provide consultancy services to a total of five VIP Birthing Centers in the PRC and to manage a private hospital in Macau. These centers are located in Wuxi (¡§the Wuxi Center¡¨), Xiamen (¡§the Xiamen Center¡¨), Changsha (¡§the Changsha Center¡¨), Foshan (¡§the Foshan Center¡¨) and

China Health Care Corp

Notes to Financial Statements

for the twelve months ended September 30, 2008 and 2007

(Stated in US Dollars)

Hangzhou (¡§the Hangzhou Center¡¨). The Wuxi Center, the Xiamen Center and the hospital in Macau are operated under our service contracts, and we receive a monthly fee for our services. We have had difficulty enforcing these contracts, and three of the VIP Birthing Centers have ceased complying with our payment terms (the Changsha Center, the Foshan Center, and the Hangzhou Center). We engaged lawyers to negotiate with the host hospitals for settlement. We also had a VIP Birthing Center in Shanghai (¡§the Shanghai Center¡¨). We have not been paid by the Shanghai Center since January 2006 and we have taken legal action against the host hospital for breach of contract.

We had an additional VIP Birthing Center in Guangzhou (¡§the Guangzhou Center¡¨) which ceased its operation in March 2007. Our invested assets were sold back to its host hospital. Our net receipt on this asset sale amounted to $1,296,944. For the abovementioned centers that we have difficulty enforcing our contracts, we have not accrued any revenue for the years ended September 30, 2007 and 2006.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a net loss of $2,396,813 and a negative cash flow from operations of $761,422 for the period ended June 30, 2008 and a working capital deficiency of $5,817,681, and a shareholders’ deficit of $4,830,718 at June 30, 2008. These matters raise substantial doubt about the Company’s ability to continue as a going concern if the Company does not secure new outside financing. The Company is currently and continues to make efforts to procure outside financing to strengthen its financial position.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Method of Accounting
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

b) Consolidation
Inter-company transactions, such as due to/due from balances, investment in subsidiaries, and subsidiaries’ capitalization have been eliminated.

c) Use of Estimates
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

d) Cash and Cash Equivalents
The Company considers all cash and other highly liquid investments with initial maturities of three months

China Health Care Corp

Notes to Financial Statements

for the twelve months ended September 30, 2008 and 2007

(Stated in US Dollars)

or less to be cash equivalents.

e) Accounts Receivable
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

f) Property and Equipment
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

g) Revenue Recognition
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

h) Cost of Revenue
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

i) Selling Expenses
Selling expenses are comprised of client entertainment, commissions and salaries for sales personnel, marketing, and travel and lodging expenses.

China Health Care Corp

Notes to Financial Statements

for the twelve months ended September 30, 2008 and 2007

(Stated in US Dollars)

j) General & Administrative Expenses
General and administrative expenses include outside consulting services, research & development, executive compensation, quality control, and general overhead such as finance and administrative staff, and depreciation expense.

k) Income Taxes
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

l) Earnings (Loss) Per Share
The Company computers earnings per share (¡§EPS¡¨) in accordance with Statement of Financial Accounting Standards No. 128, ¡§Earnings per Share¡¨ (¡§SFAS NO. 128¡¨), and SEC Staff Accounting Bulletin No. 98 (¡§SAB 98¡¨). SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

m) Other Comprehensive Income (Loss)
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

n) Foreign Currency Translation
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

China Health Care Corp

Notes to Financial Statements

for the twelve months ended September 30, 2008 and 2007

(Stated in US Dollars)

exchange rates and stockholders’ equity is translated at historical exchange rates. Translation adjustments are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of the Company is Hong Kong dollars (¡§HK$¡¨). Equity accounts of the consolidated financial statements are translated into United States dollars from HK$ at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the year. Translation adjustments are not included in determining net income but are included in foreign currency translation adjustment in other comprehensive income, a component of stockholders’ equity.

	September 30,	September 30,
	2008	2007
HKD-USD Year End Rate	7.77010	7.77600
HKD-USD Average Rate	7.79297	7.80367
RMB-USD Year End Rate	6.85510	7.51760
RMB-USD Average Rate	7.11061	7.72569

o) Recent Accounting Pronouncements
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

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.

China Health Care Corp

Notes to Financial Statements

for the twelve months ended September 30, 2008 and 2007

(Stated in US Dollars)

The Company is currently evaluating the potential impact, if any, of the adoption of the above recent accounting pronouncements on its consolidated results of operations and financial condition.

3.	ACCOUNTS RECEIVABLE

	At	At
	September 30,	September 30,
	2008	2007
Total Accounts Receivable-Trade	$193,050	$203,971
Less: Allowance for Bad Debt	-	-
	$193,050	$203,971

Allowance for Bad Debts
Beginning Balance	$-	$(16,286)
Allowance Provided	-	-
Less: Reversal	-	(16,286)
Ending Balance	$-	$-

4.	RELATED PARTY RECEIVABLE

Amounts due from directors and shareholders were both repaid in their entirety at September 30, 2008. The balances at September 30, 2007, of $330,068, owed by the directors and shareholders, were set-off against payables owed to related parties via duly endorsed netting agreements. The balances that were previously owed to Company by the Directors and Shareholders did not affect the Company’s result of operations. See Note 8 – Related Party Payables.

5.	PREPAID EXPENSES

The prepaid expenses at September 30, 2008 and September 30, 2007 are shown in the following table: -

	At	At
	September 30,	September 30,
	2008	2007
Purchases of baby beds	$74,689	$-
Various miscellaneous	4,028	-
Medical insurance	-	2,043
Employee compensation	-	118
	$78,717	$2,161

China Health Care Corp

Notes to Financial Statements

for the twelve months ended September 30, 2008 and 2007

(Stated in US Dollars)

6.	PROPERTY AND EQUIPMENT

Property and equipment, which are stated at cost less depreciation, were comprised of the following: -

	At	At
	September 30,	September 30,
	2008	2007
Category of Asset
Furniture & fixtures	$492,631	$59,011
Office equipment	8,738	505,172
Computer software	42,470	42,490
Leasehold improvement	241,208	260,634
Center equipment	925,468	-
Machinery	-	848,606
	1,7101,515	1,715,913
Less: Accumulated Depreciation
Furniture & fixtures	214,668	10,853
Office equipment	1,503	181,270
Computer software	18,661	10,266
Leasehold improvement	94,474	74,215
Center equipment	538,499	-
Machinery	-	315,992
	867,805	592,596

Equipment, net	$842,710	$1,123,317

7.	GOODWILL

Goodwill amounting to $154,810 and $154,692 as of June 30, 2008 and September 30, 2007 is related to the acquisition of the minority interest of PME-WX, for which the company’s subsidiary, UMPGI, purchased the remaining 20% of interest from other stockholder in 2004. Management annually reviews the carry value of goodwill using the sum of the undiscounted cash flows generated by PME-WX to determine if an impairment charge is necessary. The Company has determined no impairment to the goodwill as of date.

8.	RELATED PARTY PAYABLES

The following table presents the balances the Company owed to related parties.

	At	At
	September 30,	September 30,
	2008	2007
Due to Chief Executive Officer: Henry J. Macfarland	$-	$-
Due to Director: Robert Yao Wing Wong	1,039,537	-
Due to Director: Yuen Yee Wong	-	470,377
Loan from Innotech	1,656,086	-

	$2,695,623	$470,377

China Health Care Corp

Notes to Financial Statements

for the twelve months ended September 30, 2008 and 2007

(Stated in US Dollars)

Due to Director

Payables owed to the Company’s directors are non- interest- bearing and, payable on demand. There is no impact to the statement of operations as result of the payables to the directors.

Loan from Innotech

On June 20, 2007, Inno-Tech Holdings Limited (¡§Innotech¡¨), a shareholder of United Premier Medical Group Limited (¡§UPMG¡¨), loaned $772,777 (equivalent to HK$6,000,000) to UPMG for use as working capital. The repayment date was originally June 22, 2008, but was subsequently extended to December 22, 2008.

On January 10, 2008, Innotech loaned $384,615 (HK$3,000,000) to UPMG with the original repayment date on January 9, 2009. On January 25, 2008, Innotech loaned another $512,820 (HK$4,000,000) to UPMG with the original repayment date on January 24, 2009. These loan repayment dates have been extended. During the period ended June 30, 2008 and 2007, the Company incurred interest expense of $45,860 and $1,517 respectively.

The following table summarizes the loan from related party: -

At
September 30,
2008
Loan principal amount	$1,670,212
Accrued interest payable	65,713
Repayment, net	(93,360)
Translation difference	13,521
Balance at June 30, 2008	$1,656,086

On April 29, 2008, the loan from related party was extended as below:

Date of Loan	Loan Principal	Loan Principal	Original	New
Agreement	Amount (USD)	Amount (HKFD)	Repayment Date	Repayment Date

June 20, 2007	772,777	(HK$6,000,000)	June 22, 2008	June 22, 2009
January 10, 2008	384,615	(HK$3,000,000)	January 9, 2009	July 9, 2009

January 25, 2008	512,820	(HK$4,000,000)	January 24, 2009	July 24, 2009
	$1,670,212

9.	ACCRUED LIABILITIES

China Health Care Corp

Notes to Financial Statements

for the twelve months ended September 30, 2008 and 2007

(Stated in US Dollars)

	At	At
	September 30,	September 30,
	2008	2007

Regular operating expenses	$460,451	$75,325
Johns Hopkins (JHI)	-	550,000
Aliceb Kramer	200,059
Accrued interest for redemption of	37,931	-
Income taxes	40,799	-
Business taxes	14,686	-
	$753,926	$625,325

PMEI was once in negotiation with JHI concerning the amount owed to JHI for services and the use of the JHI trademarks for the period June 2005 through March 2006. JHI has invoiced a total of $550,000 for these services. As PMEI was dissolved in November 2007, the amount to be paid to JHI will ultimately be a liability of the Company, and the Company has accrued the amount of $550,000 and subsequently paid $100,213 resulting in outstanding balance of $449,787.

The accrued interest of $37,931 reflects the cost of the redemption premium of the convertible preferred stock. The premium which is 2% of the original purchase price of the shares, is based on the 760 shares outstanding at September 30, 2008.

10.	CONVERTIBLE PREFERRED STOCK

From June 30, 2005 to September 30, 2007, UPMG entered into a continuous securities subscription agreement with private investors for the sale of UPMG Convertible Preferred Stock. UPMG issued a total of 4,605 shares of Convertible Preferred Stock at a subscription price of $2,500 per shares for aggregate net proceeds of $10,225,269, after accounting for issuance costs and professional fees. The shares bear an 8% per annum preferred dividend payable semi-annually. The terms of the subscription agreement call for a conversion ratio of one Convertible Preferred Stock to one common share of UPMG, which in turn can be exchanged for 2,000 shares of the Company. The shares of Convertible Preferred Stock have no voting rights. Under the subscription agreement, mandatory conversion of the shares would be triggered by UPMG listing its shares in a public market. Should no public listing occur within three years (subject to extension under certain conditions), the Convertible Preferred Stock would be mandatorily redeemable at a price of $2,500 per share plus a premium of 2%. The Company believes the conversion feature of the Convertible Preferred Stock is not a beneficial conversion feature. At the time of their issuance, the UPMG was not a publicly traded corporation. The Company believes that based on the characteristics of the security, such as the mandatory redemption feature, liquidation preference ahead of common stockholders, and cumulative dividends are characteristics akin to liabilities. Accordingly, the Company recognizes the convertible preferred stock as a liability. Any corresponding preferred dividends are regularly accrued according to the terms of the agreement and the redemption features are booked when the securities are issued. The Company typically books the entries by recording a debit to interest expense and an offsetting credit to credit to preferred dividends payable.

On December 4, 2007, the Board of Directors of the UPMG resolved and notified the holders of the Convertible Preferred Stock that UPMG intended to force conversion of all the shares into common shares because the Company was to subsequently undertake a reverse merger transaction, which would transform the company into a public company. All the preferred shares have been subsequently converted except for 600 shares.

China Health Care Corp

Notes to Financial Statements

for the twelve months ended September 30, 2008 and 2007

(Stated in US Dollars)

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

The related outstanding dividends payable for the Convertible Preferred Stock at September 30, 2007 was $1,385,573.

11.	INCOME TAXES

In accordance with the relevant tax laws and regulations of Hong Kong, the corporate income tax rate applicable to the subsidiaries of the Company in Hong Kong is 17.5% of taxable income. On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the ¡§New CIT Law¡¨), effective from January 1, 2008. Under the New CIT Law, the corporate income tax rate applicable to the subsidiaries of the Company in the PRC starting from January 1, 2008 is 25%, replacing the previously applicable tax rate of 33%. The New CIT Law has an impact on the deferred tax assets and liabilities of the Company. Effects arising from the enforcement of New CIT law have been reflected into the accounts by applying the new tax rate. The Company was not liable for U.S. Income Tax for the years ended September 30, 2007 and 2006 since the Company continued to incur net operating losses during these years and prior years.

12.	SUBSEQUENT EVENTS

China Health Care Corporation appointed Mr. Siew Man Pang as Chief Executive Officer effective October 1, 2008. He replaced Mr. Jay Macfarland who will stay on as Senior Group Advisor. See the Form 8-K filed by the Company on October 10, 2008 for further details.

13.	STOCK COMPENSATION EXPENSE

During the twelve months ended September 30, 2008 and 2007 UPMG issued 953 shares and 20shares of its common stock as compensation, respectively. The 953 shares and 20 shares of UPMG were equivalent to 1,906,000 shares and 40,000 shares of the Company’s common stock. The values of the 953 shares and 20 shares of common stock that were expensed to the company’s statements of operations were $1,369,140 and $67,687. The valuation of these shares was determined by using price similar to that which was used for the sale of common shares to other UPMG stockholders. As result of the lack of secondary market at time of issuance of UPMG’s common stock as compensation, the Company believes that the use of a price that other investors had paid was a reasonable fair market value.

China Health Care Corp

Notes to Financial Statements

for the twelve months ended September 30, 2008 and 2007

(Stated in US Dollars)

14.	EARNINGS PER SHARE

Components of basic and diluted earnings per share were as follows:

	twelve months	twelve months
	ended	ended
	September 30,	September 30,
	2008	2007
Loss from continuing operations	(2,663,830)	(1,585,975)

Net Loss	(2,719,503)	(1,206,521)

Original shares	39,314,000	38,856,000
– Addition to common stock from issuances	6,030,093	401,594
Basic weighted average shares outstanding	45,344,093	39,257,594

Dilutive Shares:
– Addition to common stock if preferred stock had been converted *	-	-
Diluted Weighted Average Shares Outstanding:	45,344,093	39,257,594

Earnings (Loss) Per Share
– basic	(0.060)	(0.0307)
– diluted	(0.060)	(0.0307)
Weighted average shares outstanding
– basic	45,344,093	39,257,594
– diluted	45,344,093	39,257,594

Supplemental Data
Earnings (loss) per share from continuing operations	(0.0587)	(0.0404)

* If the preferred stock had been converted it would have been antidilutive, accordingly there was no potentially dilutive

China Health Care Corp

Notes to Financial Statements

for the twelve months ended September 30, 2008 and 2007

(Stated in US Dollars)

15.	DISCONTINUED OPERATIONS

VIP Birthing Centers
Results of Operations
for the twelve months ended
September 30, 2008
	Changsha	Hangzhou	Foshan	Shanghai	Guangzhou	Total

Revenue	$-	$-	$-	$-	$-	$-
Cost of revenue	-	-	-	-	-	-
Gross profit	-	-	-	-	-	-

Selling expenses	-	-	-	-	-	-
General and administrative expenses	2,689	27	27,994	-	24,963	55,673
Total operating expenses	2,689	27	27,994	-	24,963	55,673

Other income	-	-	-	-	-	-
Other expense	-	-	-	-	-	-
Taxes	-	-	-	-	-	-

Net income (loss)	$(2,689)	$(27)	$(27,994)	$-	$(24,963)	$(55,673)

VIP Birthing Centers
Results of Operations
for the twelve months ended
September 30, 2007
	Changsha	Hangzhou	Foshan		Shanghai	Guangzhou	Total

Revenue	$62,954	$-	$-		$-	$-	$62,954
Cost of revenue	-	-	88,915		-	-	88,915
Gross profit	62,954	-	(88,915)		-	-	(25,961)

Selling expenses	401	1,888	158		1,134	-	3,581
General and administrative expenses	192,040	1,493	6,751		152,744	204,938	557,966
Total operating expenses	192,441	3,381	6,909		153,878	204,938	561,547

Other income	-	-	-		1	969,366	969,368
Other expense	(243)	38	379		1,491	255	2,406
Taxes	-	-	-		-	-	-

Net income (loss)	$(129,730)	$(3,419)	$(96,203)	$		$764,173	$379,454

The Company did not accrue additional allowance for doubtful accounts for the accounts receivable for discontinued operations.

China Health Care Corp

Notes to Financial Statements

for the twelve months ended September 30, 2008 and 2007

(Stated in US Dollars)

16.	RISKS

VIP Birthing Centers
Financial Position
At September 30, 2008	Changsha	Hangzhou	Foshan	Shanghai	Guangzhou	Total
Current assets
Accounts receivable	$-	$-	$-	$-	$-	$-
Related party receivables	-	-	-	-	-	-
Prepaid expenses	-	-	-	-	-	-
Total current assets	-	-		-	-	-

Non-current assets
Property and equipment, net	-	-	-	-	-	-

Total assets	-	-	-	-	-	-

Current liabilities
Accounts payable	2,401	-	60,713	776,105	-	839,219
Related party payable	-	-	-	-	-	-
Accrued liabilities	1,287	772	1,287	12,960	4,198	20,504
Total current liabilities	3,688	772	62,000	789,065	4,198	859,723

Total liabilities	3,688	772	62,000	789,065	4,198	859,723

Net assets	$(3,688)	$(772)	$(62,000)	$(789,065)	$(4,198)	$(859,723)

VIP Birthing Centers
Financial Position
At September 30, 2007	Changsha	Hangzhou		Foshan		Shanghai	Guangzhou	Total
Current assets
Accounts receivable	$-	$-		$-		$-	$-	$-
Related party receivables	-	-		-		179,540	-	179,540
Prepaid expenses	-	-		-		-	69,871	69,871
Total current assets	-	-				179,540	69,871	249,411

Non-current assets
Property and equipment, net	-	-		-		-	-	-

Total assets	-	-		-		179,540	69,871	249,411

Current liabilities
Accounts payable	2,400	-		123,072		802,172	-	927,644
Related party payable	-	-		-		-	-	-
Accrued liabilities	2,071	772		1,652		13,395	4,195	22,085
Total current liabilities	4,471	772		124,724		815,567	4,195	949,729

Total liabilities	4,471	772		124,724		815,567	4,195	949,729

Net assets	$(4,471)	$(772)	$		$		$65,676	$(700,318)

Doing Business in the PRC

China Health Care Corp

Notes to Financial Statements

for the twelve months ended September 30, 2008 and 2007

(Stated in US Dollars)

The Company’s operations are conducted in the People’s Republic of China (the ¡§PRC¡¨). Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

Concentrations

For the twelve months ended September 30, 2008, the Company derived its revenue from three VIP Birthing Centers. Each VIP Birthing Center unto itself can be considered single customers, and, as such, by virtue of there were only three centers, there was a concentration of risk in the Company’s revenues. The following provides a table of each centers’ contribution by amount and percentage for the nine months presented.

	September 30, 2008		September 30, 2007
		Percentage		Percentage
Operating VIP		Contribution to		Contribution to
Birthing Centers	Amount	Revenue	Amount	Revenue
Xiamen	$100,948	18.50%	$120,533	20.49%
Wuxi	383,342	70.22%	292,322	49.70%
Macau	61,594	11.28%	164,025	27.89%
Other	-	0.00%	11,277	1.92%
	$545,884	100.00%	$588,157	100.00%

China Health Care Corp

Notes to Financial Statements

for the twelve months ended September 30, 2008 and 2007

(Stated in US Dollars)

17.	COMMITMENTS AND CONTINGENCIES

A. Legal proceeding against IPMCHH

Proactive Medicare Enterprise (HK) Limited, a subsidiary of UPMG, is a plaintiff of a legal proceeding regarding a civil claim against a hospital in the PRC namely, International Peace Maternity & Child Health Hospital of the China Welfare Institute (¡§IPMCHH¡¨ or the ¡§defendant¡¨) who refused to pay consultancy fees to PME-HK since April 2005 which may aggregate to $2,890,000

On April 10, 2007, Proactive Medicare Enterprise (HK) Limited (¡§PME-HK¡¨) brought a civil action to the Shanghai No. 1 Intermediate People’s Court (the ¡§Shanghai Court¡¨) in the PRC against IPMCCH for breach of contract. A statement of claim from PME-HK was sent to the Shanghai Court for acceptance of review. The proposed claims regarding this civil action included: (i) To order IPMCHH to honor the co-operative agreement signed between PME-HK and IPMCHH on February 2, 2004; (ii) To order IPMCHH to pay the consultant fee amounted $2,890,000 (equivalent to RMB22,677,123) in arrears owed to PME-HK, and (iii) IPMCHH shall bear the cost of this action.

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

China Health Care Corp

Notes to Financial Statements

for the twelve months ended September 30, 2008 and 2007

(Stated in US Dollars)

C. Contingent relationship with JHI

The Company is currently in dispute with JHI mainly on the fee structure, outstanding fee owing to JHI and use of ¡§JHI¡¨ brand in future, and we are actively negotiating with JHI for settlement. As indicated in an email from JHI dated April 22, 2008, the Company believes that JHI is willing to provide limited support depending on JHI’s receiving advance payment for any services requested. The Company also believes that JHI is willing to proceed with settlement negotiations with the Company as long as the Company commits to pay a lump sum of $300,000 as the settlement of consulting services provided before. Given the positive attitude of JHI, the Company believes the negotiation outcome would be positive and constructive. The amount to be paid to JHI will ultimately be a liability of the Company, and the Company has accrued the amount of $550,000 during the year ended September 30, 2006. This amount appears as Accrued Liabilities on the Company’s balance sheet at September 30, 2007 and 2006.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim period up through the date the relationship ended.

ITEM 9A. Controls and Procedures

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

As of September 30, 2008, the year end covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during our year ended September 30, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Pang Siew Man	Chief Executive Officer	58	October 1, 2008
Edwin Chan	Chief Financial Officer	43	July 24, 2008
Kenneth Lee	Chief Operating Officer	46	July 24, 2008
Wong Yuen Yee	Director	46	July 24, 2008
Wong Yao Wing	Director	50	July 24, 2008
Andrew B. Kramer	Director	46	July 24, 2008

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Siew Man Pang, MHA – Chief Executive Officer

Mr. Pang has over 30 years of senior management experience in the healthcare industries of Hong Kong, China, Australia, Singapore and Malaysia. Mr. Pang was most recently the Group Executive Director of Health Management International Limited, a Singapore-listed regional healthcare service and education provider. Mr. Pang was the Executive Director and Senior Vice President of United Premier Medical Group (UPMG). Before that, he was the Director of Medical Services of ChinaCare Investments Holdings Ltd, a company specializing in innovative investments in the China’s healthcare market. Prior to ChinaCare, Mr. Pang was the Executive Director of Quality HealthCare Asia Ltd (QHA), the first public-listed healthcare services company in the main board of the Hong Kong Stock Exchange (Stock No. 593), and Chairman and Chief Executive of its Managed Care division, Quality HealthCare Medical Services Ltd. From 1990 to 1998, Mr. Pang was the Chief Development Officer and Deputy Director of the Hong Kong Hospital Authority. He was recruited from Australia by the then newly formed Authority to help integrate and reform the 45 Government and Government-subvented hospitals to better serve the changing healthcare needs of the people of Hong Kong.

Mr. Pang obtained his B.SC, Master of Health Administration and Business Computing degrees from Australia and senior management training at Stanford University. Currently he is a trained surveyor on healthcare facilities accreditation of the Australian Council on Healthcare Standards, a national accreditation body of Australia.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended September 30, 2008, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Required Forms
Gerald W. Williams	2(1)	2(1)	1
Roy D. West	2(2)	2 (2)	1
Henry J. Macfarland	1(3)	1(3)	1
Pang Siew Man	1(3)	1(3)	1
Edwin Chan	1(3)	1(3)	1
Kenneth Lee	1(3)	1(3)	1
Wong Yuen Yee	1(3)	1(3)	N/A
Wong Yao Wing	1(3)	1(3)	1
Andrew B. Kramer	1(3)	1(3)	1

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended September 30, 2008 and 2007; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended September 30, 2008 and 2007, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Share Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensat ion ($)	Nonqualified Deferred Compensati on Earnings ($)	All Other Compensa tion ($)	Total ($)
Gerald W. Williams Former President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director (1)	2008 2007 2006	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Henry J. Macfarland Former Chief Executive Officer(2)	2008 2007 2006	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	127,733 Nil Nil	127,733 Nil Nil
Pang Siew Man Chief Executive Officer	2008 2007 2006	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Edwin Chan Chief Financial Officer(3)	2008 2007 2006	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	49,336 Nil Nil	49,336 Nil Nil
Dr. Kenneth Lee Chief Operating Officer(4)	2008 2007 2006	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	135,010 102,657 Nil	135,010 102,657 Nil
Wong Yuen Yee	2008 2007 2006	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Wong Yao Wing	2008 2007 2006	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Andrew B. Kramer	2008 2007	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Share Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensat- ion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa tion ($)	Total ($)
	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

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

(5)

On October 1, 2008, the Company entered into an employment agreement with Mr. Pang Siew-man as the Chief Executive Officer of the Company and its subsidiaries with a monthly compensation of $15,384 plus two months salary as the bonus. Mr. Pang is also entitled to a total of 500,000 share options of the Company exercisable at $0.70 after the first anniversary of his employment with the Company. There is no arrangement or plan in which pension, retirement or similar benefits under this agreement.

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

Stock Option Plan

Mr. Pang Siew-man, the Chief Executive Officer of the Company is entitled to a total of 500,000 share options of the Company exercisable at $0.70 after the first anniversary of his employment with the Company, i.e. October 1, 2009. We do not have any other stock option plan in favor of our directors, other officers, consultants or employees of our company.

Stock Options/SAR Grants

We did not grant any options or stock appreciation rights during our fiscal year ended September 30, 2008.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal year ended September 30, 2008 by any officer or director of our company.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 19, 2008, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

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

(1)

Based on 50,148,000 shares of common stock issued and outstanding as of December 19, 2008. Except as otherwise indicated, we believe that the beneficial owners of the common shares listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

Equity Compensation Plans

Mr. Pang Siew-man, the Chief Executive Officer of the Company is entitled to a total of 500,000 share options of the Company exercisable at $0.70 after the first anniversary of his employment with the Company, i.e. October 1, 2009. We do not have any other stock option plan in favor of our directors, other officers, consultants or employees

Changes in Control

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

Loan from Companies Associated with United Premier Medical Group Limited

On June 20, 2007, Inno-Tech Holdings Limited (“Innotech”), a shareholder of the Company, loaned $772,777 (equivalent to HK$6,000,000) to UPMG for use as working capital and the repayment date is June 22, 2008. Pursuant to an agreement dated April 29, 2008 signed between Innotech and UPMG for the extension of loan repayment, it is agreed that repayment of full amount of the above-mentioned loans is extended as scheduled below:

Date of Loan Agreement	Loan Amount ($)	Original Repayment Date	New Repayment Date
June 20, 2007	$772,777 (HK$ 6,000,000)	June 22, 2008	June 22, 2009

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the fiscal years ended September 30, 2008 and 2007 for professional services rendered by the principal accountant for the audit of our annual financial statements included in our annual reports on Form 10-KSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	September 30, 2008	September 30, 2007
Audit Fees	$75,000	$25,000
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$75,000	$25,000

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

(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB- 2 filed on July 29, 2005)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on July 29, 2005)
(10)	Material Contracts
10.1

Option To Purchase And Royalty Agreement between The Cavalier Group and Larry Gervais of Timmins, Ontario, dated April 25, 2005 to acquire a 100% interest in the Casa Claim Block, Porcupine Mining Division, Ontario.( incorporated by reference from our Registration Statement on Form SB-2 filed on July 29, 2005)

10.2	Code Of Business Conduct & Ethics and Compliance Program (incorporated by reference from our Annual Report on Form 10-KSB filed on August 28, 2008)
10.3	Educational and Consulting Services Agreement between JHI and PMEHK dated June 15, 2002.
10.4	Licensing Agreement between JHI and PMEHK dated June 15, 2002.
10.5	Novation and Assignment Agreement for Education and Consulting Services Agreement between PMEHK, PMEUS and JHI.
10.6	Novation and Assignment for Licensing Agreement between PMEHK, PMEUS and JHI dated April 11, 2003.
10.7	Amendment to Licensing Agreement between JHI and PMEUS dated August 8, 2003.
10.8	Second Amendment to Licensing Agreement between JHI and PME dated June 10, 2004.
10.9	First Amendment to Educational And Consulting Services Agreement between JHI and PME dated June 10, 2004.
10.10	Description of Co-operative Agreement between IPMCHH and UPMG (U.S.) Limited dated March 31, 2005.
10.11	Description of Co-operative Agreement between IPMCHH and PMEHK dated February 2, 2004.
10.12	Description of Co-operative Agreement between IPMCHH and PMEHK dated March 21, 2003.
10.13	Description of Technical Exchange and Cooperative Agreement between Xiamen Maternity and Child Health Care Hospital and Proactive Medicare (Xiamen) Company Limited dated March 6, 2005.
10.14	Description of Co-operative Agreement between Jinan Maternity and China Care Hospital and Proactive Medicare Enterprise (Jinan) Limited dated February 5, 2004.

Exhibit No.	Description
10.15	Description of Co-operative Agreement between Beijing Obstetrics & Gynecology Hospital and Proactive Medicare (Beijing) Company Limited dated April 25, 2004.
10.16	Co-operative Agreement between Foshan Maternal and Children’s Hospital and Proactive Medicare Services (Hong Kong) Limited dated February 27, 2004
10.17	Description of Supplemental Agreement to the Co-operative Agreement between Foshan Maternal and Children’s Hospital and Proactive Medicare Services (Hong Kong) Limited dated February 27, 2004
10.18	Description of Co-operative Agreement betweenThe Second Affiliated Hospital of Guangzhou Medical College and UPMG (Guangdong) Company Limited dated November 18, 2003.
10.19	Description of Co-operative Agreement between Changsha Maternity and Child Hospital and Proactive Medicare (Changsha) Company Limited dated July 7, 2004.
10.20	Supplemental Agreement to the Co-operative Agreement between Changsha Maternity and Child Hospital and Proactive Medicare (Changsha) Company Limited dated July 7, 2004.
10.21	Description of Co-operative Agreement between Wuxi Maternity and Children Hospital and Proactive Medicare (Wuxi) Company Limited dated April 19, 2004.
10.22	Description of Supplemental Agreement to the Co-operative Agreement between Wuxi Maternity and Children Hospital and Proactive Medicare (Wuxi) Company Limited dated April 19, 2004.
10.23	Technical Exchange and Co-operative Agreement between Hangzhou Tin Mu Shan Hospital Limited and Proactive Medicare (Hangzhou) Company Limited dated August 20, 2005.
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

10.28	Management Services Agreement between UPMG (Hong Kong) Limited and American-Sino Human Resources Consulting and Management (Shanghai) Ltd. Dated October 26, 2006.
10.29	Services Agreement PMEHK and PMEUS dated March 28, 2004.
10.30	Project Consultancy Agreement between PMEHK and PMEUS dated March 28, 2004.
(21)	Subsidiaries of the Small Business Issuer
UPMG International Limited
Proactive Medicare Enterprise (Hong Kong) Limited
Proactive Medicare (Shenzhen) Company Limited

Exhibit No.	Description
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
UPMG (Hong Kong) Limited
UPMG (US) Limited
Guangzhou Inno-Proactive Medicare Consultancy Limited
Shanghai Proactive Medicare Health Education Center Limited
UPMG (Shenzhen) Limited
Broad Prosper Limited
UPMG (Macau) Company Limited
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Principal Executive Officer.
31.2*	Section 302 Certification of Principal Financial Officer and Principal Accounting Officer.
(32)	Section 906 Certification
32.1*	Section 906 Certification of Principal Executive Officer.
32.2*	Section 906 Certification of Principal Financial Officer and Principal Accounting Officer.

*filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA HEALTH CARE CORPORATION

/s/ Siew Man Pang
______________________________
By: Siew Man Pang
Chief Executive Officer,
(Principal Executive Officer)
Dated: December 29, 2008

/s/ Edwin Chan
______________________________
By: Edwin Chan
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)
Dated: December 29, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Siew Man Pang
______________________________
By: Siew Man Pang
Chief Executive Officer,
(Principal Executive Officer)
Dated: December 29, 2008

/s/ Edwin Chan
______________________________
By: Edwin Chan
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)
Dated: December 29, 2008

/s/ Wong Yuen Yee
______________________________
By: Wong Yuen Yee
Director
Dated: December 29, 2008

/s/ Wong Yao Wing
______________________________
By: Wong Yao Wing
Director
Dated: December 29, 2008

/s/ Andrew B. Kramer
______________________________
By: Andrew B. Kramer
Director
Dated: December 29, 2008