Form 10-Q
period 2008-12-31
CHINA HEALTH CARE CORP
filed 2009-02-17
CIK 1333878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

Or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ___________________

Commission File Number 333-127016

CHINA HEALTH CARE CORPORATION
(Exact name of registrant as specified in its charter)

Wyoming	98-0463119
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

T Plaza Center, Suite 400, 15950 North Dallas Parkway, Dallas, TX	75249
(Address of principal executive offices)	(Zip Code)

972-361-8033
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
50,148,000 common shares issued and outstanding as of February 16, 2009

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

China Health Care Corp

Unaudited Financial Statements

December 31, 2008 and 2007

(Stated in US Dollars)

China Health Care Corp

Board of Directors and Stockholders
China Health Care Corp

Report of Registered Independent Public Accounting Firm

We have reviewed the accompanying interim consolidated balance sheets of China Health Care Corp (the “Company”) as of December 31, 2008 and September 30, 2008, and the related interim consolidated statements of operations, changes in stockholders’ equity, and cash flows for the three-month periods ended December 31, 2008 and 2007. These interim consolidated financial statements are the responsibility of the Company's management.

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

South San Francisco, California	Samuel H. Wong & Co., LLP
February 14, 2009	Certified Public Accountants

China Health Care Corp
Consolidated Balance Sheets
At December 31, 2008, and September 30, 2008
(Stated in US Dollars)

		At	At
		December 31,	September 30,
Assets	Note	2008	2008
		(unaudited)
Current assets
Cash	2 (d)	$61,284	$229,567
Accounts receivable	2 (e),3	131,339	193,050
Prepaid expenses	4	14,957	78,717
Total current assets		207,580	501,334

Non-current assets
Property and equipment	2 (f),5	777,092	842,710
Goodwill	6	155,197	154,809
Rent and utility deposits		867	867
Total assets		$1,140,736	$1,499,720

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable		568,594	570,894
Dividends payable		19,914	24,884
Related party payables	7	2,579,958	2,510,978
Accrued liabilities	8	511,288	703,469
Convertible preferred stock - $0 par value, 10,000 shares
authorized; 600 and 4,605 shares issued and outstanding at
December 31, 2008, and September 30, 2008, respectively	9	1,503,226	1,503,226
Total current liabilities		5,182,980	5,313,451

Liabilities of discontinued operations
Accounts payable		917,754	839,219
Accrued liabilities	14	22,539	20,504
		940,293	859,723

Total liabilities		$6,123,273	$6,173,173

See Accompanying Notes to the Financial Statements and Accountant’s Report.

China Health Care Corp
Consolidated Balance Sheets
At December 31, 2008, and September 30, 2008
(Stated in US Dollars)

		At	At
		December 31,	September 30,
	Note	2008	2008
		(unaudited)
Stockholders’ deficit
Common stock - $0.001 par value, 200,000,000 shares
authorized; 50,148,000 and 50,148,000 shares issued and
outstanding at December 2008 and September 30, 2008,
respectively		50,148	50,148
Additional paid in capital		21,632,697	21,632,697
Accumulated deficits		(26,653,873)	(26,310,851)
Accumulated other comprehensive income (loss)		(11,509)	(45,448)
Total stockholders' deficit		(4,982,537)	(4,673,454)

Total liabilities and stockholders' deficit		$1,140,736	$1,499,720

See Accompanying Notes to the Financial Statements and Accountant’s Report.

China Health Care Corp
Consolidated Statements of Operations
for the three-month period ended December 31, 2008 and 2007
(Stated in US Dollars)

		Three months
		ended	Three months
		December 31,	ended December
		2008	31, 2007
Revenue	2 (g),15	$107,165	$147,049
Cost of revenue	2 (h)	41,256	37,133
Gross profit		65,909	109,916
Selling expenses	2 (i)	17,853	57,920
General and administrative expenses	2 (j)	444,862	247,873
Total operating expenses		462,715	305,793
Other income (expenses)
Other income		5,507	181,986
Interest income		26	229
Interest expense		(11,995)	(167,342)
Other expenses		(2,311)	(12,399)
Total other income (expenses)		(8,773)	2,474

Loss before income tax and minority interest		(405,579)	(193,403)

Provision for income tax (tax benefit)	2 (k)	-	-
Loss before minority interest		(405,579)	(193,403)
less: Minority interest in net income (loss)		-	22,634
Loss from continuing operations		$(405,579)	(170,769)

Gain (loss) from discontinued operations, net of taxes	14	62,557	(242,232)
Net income (loss)		$(343,022)	(413,001)

Earnings (loss) per share	2 (l),13
Basic and diluted		$(0.0068)	$(0.0105)
Weighted average shares outstanding
Basic and diluted		50,148,000	39,390,000

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Statement of Comprehensive Loss	Note	December 31,	December 31,
Income (Loss):		2008	2007
Net income (loss)		$(343,022)	$(413,001)
Other comprehensive income (loss)	2 (m)
Foreign currency translation adjustment	2 (n)	33,939	268,516
Total comprehensive income		$(309,083)	$(144,485)

See Accompanying Notes to the Financial Statements and Accountant’s Report.

China Health Care Corp
Consolidated Statements of Changes in Stockholders’ Equity
for the three-month period ended December 31, 2008 and 2007
(Stated in US Dollars)

	Common Stock		Paid		Other
	Shares	Par	in	Accumulated	Comprehensive
	Outstanding	Amount	Capital	Deficit	Income (loss)	Total
Balance, October 1, 2007	39,314,000	$39,314	$10,477,823	$(23,609,499)	$(115,900)	$(13,208,262)
Conversion of preferred stock	8,928,000	8,928	9,787,640			9,796,568
Issuance of common stock	1,906,000	1,906	1,367,234			1,369,140
Net loss				(2,701,352)		(2,701,352)
Foreign currency translation adjustment					70,452	70,452
Balance, September 30, 2008	50,148,000	$50,148	$21,632,697	$(26,310,851)	$(45,448)	$(4,673,454)

Balance, October 1, 2008	50,148,000	$50,148	$21,632,697	$(26,310,851)	$(45,448)	$(4,673,454)
Conversion of preferred stock
Issuance of common stock
Net loss				(343,022)		(343,022)
Foreign currency translation adjustment					33,939	33,939
Balance, September 30, 2008	50,148,000	$50,148	$21,632,697	$(26,653,873)	$(11,509)	$(4,982,537)

See Accompanying Notes to the Financial Statements and Accountant’s Report.

China Health Care Corp
Consolidated Statements of Cash Flows
for the three months ended December 31, 2008 and 2007
(Stated in US Dollars)

	Three months	Three months
	ended December	ended December
	31, 2008	31, 2007
Cash Flow from Operating Activities
Net income (loss)	$(343,022)	$(413,001)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	72,754	64,412
Decrease/(Increase) in accounts receivable	61,711	63,588
Decrease/(Increase) in related party receivable	-	(16,753)
Decrease/(Increase) in prepaid expenses	63,760	(304,596)
(Decrease)/Increase in accounts payables	76,235	(23,864)
(Decrease)/Increase in accrued liabilities	(190,148)	(80,917)
(Decrease)/Increase in related party payable	68,980	112,152
(Decrease)/Increase in dividend payable	(4,970)	-
Cash Sourced from/(Used in) operating activities	(194,700)	(598,979)

Cash Flows from Investing Activities
Rent and utility (deposits paid)/deposits refund		(1,211)
(Acquisition of minority interest at premium generating goodwill)
Proceeds from Intangible Assets	(387)
Proceeds from sales of/(purchase of) equipment	(7,135)	(1,444)
Cash Sourced from/(Used in) investing activities	(7,522)	(2,655)

Cash Flows from Financing Activities
Proceeds from issuance of stock	-
Issuance of convertible preferred stock	-
Paid Dividend	-
Cash Sourced from/(Used in) Financing Activities	-	-

Net Increase/(Decrease) in Cash & Cash Equivalents for the Period	(202,222)	(601,634)

Effect of Currency Translation	33,939	268,516

Cash & Cash Equivalents at Beginning of Period	229,567	416,705

Cash & Cash Equivalents at End of Period	61,284	83,587

See Accompanying Notes to the Financial Statements and Accountant’s Report.

China Health Care Corp
Notes to the Consolidated Financial Statements
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

See Accompanying Notes to the Financial Statements and Accountant’s Report.

China Health Care Corp
Notes to Consolidated Financial Statements
At December 31, 2008 and September 30, 2008
and for the three months ended December 31, 2008 and 2007
(Stated in US Dollars)

  On May 7, 2004, PHL transferred 100% of its ownership in UPMG (Hong Kong) Limited (“UPMG-HK”) and UPMG (US) Limited (“UPMG-US”) to UPMGI and hence UPMG-HK and UPMG-US became the wholly-owned subsidiaries of UPMGI.

  In April 2007, UPMG-HK disposed of its 100% interest in Broad Prosper Limited.

Current Structure & Basis of Presentation

The Company owned the following subsidiaries at December 31, 2008:

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

China Health Care Corp
Notes to Consolidated Financial Statements
At December 31, 2008 and September 30, 2008
and for the three months ended December 31, 2008 and 2007
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

China Health Care Corp
Notes to Consolidated Financial Statements
At December 31, 2008 and September 30, 2008
and for the three months ended December 31, 2008 and 2007
(Stated in US Dollars)

Business

The Company provides consultancy services to the VIP Maternity & Gynecological Centers (the “VIP Birthing Centers”) in the PRC. These services are provided in conjunction with Johns Hopkins International, LLC, a U.S. based healthcare provider, and based upon a Consultancy Agreement with JHI. (The Company and JHI are currently disputing certain material terms of the consultancy agreement – see below, and note 14). The first VIP Birthing Center commenced operations in October 2002 at the International Peace Maternity & Child Health Hospital in Shanghai. Over the past six years, we have signed co-operative agreements with a number of hospitals in Obstetrics / Gynecology (“OB/GYN”) across the PRC in cities including Beijing, Shanghai, Guangzhou, Foshan, Wuxi, Xiamen, Changsha and Hangzhou. In 2006, we signed a management agreement with the University Hospital at Macau University of Science and Technology (“UH-MUST”) whereby we provide general hospital management consultancy service.

We are currently under contracts to provide consultancy services to a total of five VIP Birthing Centers in the PRC and to manage a private hospital in Macau. These centers are located in Wuxi (“the Wuxi Center”), Xiamen (“the Xiamen Center”), Changsha (“the Changsha Center”), Foshan (“the Foshan Center”) and Hangzhou (“the Hangzhou Center”). The Wuxi Center, the Xiamen Center and the hospital in Macau are operated under our service contracts, and we receive a monthly fee for our services. We have had difficulty enforcing these contracts, and three of the VIP Birthing Centers have ceased complying with our payment terms (the Changsha Center, the Foshan Center, and the Hangzhou Center). We engaged lawyers to negotiate with the host hospitals for settlement. We also had a VIP Birthing Center in Shanghai (“the Shanghai Center”). We have not been paid by the Shanghai Center since January 2006 and we have taken legal action against the host hospital for breach of contract.

We had an additional VIP Birthing Center in Guangzhou (“the Guangzhou Center”) which ceased its operation in March 2007. Our invested assets were sold back to its host hospital. Our net receipt on this asset sale amounted to $1,296,944. For the abovementioned centers that we have difficulty enforcing our contracts, we have not accrued any revenue for the years ended September 30, 2007 and 2006.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a net loss of $343,022 and a negative cash flow from operations of $194,700 for the period ended December 31, 2008 and a working capital deficiency of $4,975,400, and a shareholders’ deficit of $4,982,537 at December 31, 2008. These matters raise substantial doubt about the Company’s ability to continue as a going concern if the Company does not secure new outside financing. The Company is currently and continues to make efforts to procure outside financing to strengthen its financial position.

China Health Care Corp
Notes to Consolidated Financial Statements
At December 31, 2008 and September 30, 2008
and for the three months ended December 31, 2008 and 2007
(Stated in US Dollars)

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

China Health Care Corp
Notes to Consolidated Financial Statements
At December 31, 2008 and September 30, 2008
and for the three months ended December 31, 2008 and 2007
(Stated in US Dollars)

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

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to the statement of operations as incurred, whereas significant renewals and betterments are capitalized. See Note 6 – Equipment.

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

China Health Care Corp
Notes to Consolidated Financial Statements
At December 31, 2008 and September 30, 2008
and for the three months ended December 31, 2008 and 2007
(Stated in US Dollars)

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

China Health Care Corp
Notes to Consolidated Financial Statements
At December 31, 2008 and September 30, 2008
and for the three months ended December 31, 2008 and 2007
(Stated in US Dollars)

included in foreign currency translation adjustment in other comprehensive income, a component of stockholders’ equity.

	December 31,	September 30,
	2008	2008
HKD-USD Year End Rate	7.75070	7.77010
HKD-USD Average Rate	7.75461	7.79297
RMB-USD Year End Rate	6.85420	6.85510
RMB-USD Average Rate	6.85322	7.11061

(o)	Recent Accounting Pronouncements

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

3.	ACCOUNTS RECEIVABLE

	At December 31,	At September 30,
	2008	2008
Total Accounts Receivable-Trade	$131,339	$193,050
Less: Allowance for Bad Debt	-	-
	$131,339	$193,050

Allowance for Bad Debts
Beginning Balance	$-	$-
Allowance Provided	-	-
Less: Reversal	-	-
Ending Balance	-	-

China Health Care Corp
Notes to Consolidated Financial Statements
At December 31, 2008 and September 30, 2008
and for the three months ended December 31, 2008 and 2007
(Stated in US Dollars)

4.	PREPAID EXPENSES

The prepaid expenses at December 31 and September 30, 2008 are shown in the following table: -

	At December 31,	At September 30,
	2008	2008
Purchases of baby beds	$-	$74,689
Various miscellaneous	14,957	4,028
	$14,957	$78,717

5.	PROPERTY AND EQUIPMENT

Property and equipment, which are stated at cost less depreciation, were comprised of the following: -

	At December 31,	At September 30,
	2008	2008
Category of Asset
Furniture & fixtures	$493,864	$492,631
Office equipment	8,321	8,738
Computer software	43,838	42,470
Leasehold improvement	241,812	241,208
Center equipment	929,815	925,468
Machinery	-	-
	1,717,650	1,710,515

Less: Accumulated Depreciation
Furniture & fixtures	230,480	214,668
Office equipment	1,915	1,503
Computer software	21,105	18,661
Leasehold improvement	100,755	94,474
Center equipment	586,303	538,499
Machinery	-	-
	940,558	867,805

Equipment, net	$777,092	$842,710

6.	GOODWILL

Goodwill amounting to $155,197 and $154,810 as of December 31, 2008 and September 30, 2008 is related to the acquisition of the minority interest of PME-WX, for which the company’s subsidiary, UMPGI, purchased the remaining 20% of interest from other stockholder in 2004. Management annually reviews the carry value of goodwill using the sum

China Health Care Corp
Notes to Consolidated Financial Statements
At December 31, 2008 and September 30, 2008
and for the three months ended December 31, 2008 and 2007
(Stated in US Dollars)

of the undiscounted cash flows generated by PME-WX to determine if an impairment charge is necessary. The Company has determined no impairment to the goodwill as of date.

7.	RELATED PARTY PAYABLES

The following table presents the balances the Company owed to related parties.

	At September 30,	At September 30,
	2008	2008
Due to Director: Robert Yao Wing Wong	991,157	854,892
Due to Director: Yuen Yee Wong	-	-
Loan from Innotech	1,588,801	1,656,086
	$2,579,958	$2,510,978

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

On November 1, 2008, Innotech lowered the interest rates from 5% per annum to 2% per annum and extended the repayment until 29 April 2008.

During the period ended December 31, 2008 and 2007, the Company incurred interest expense of $11,978 and $9,382 respectively.

The following table summarizes the loan from related party: -

At December 31,
2008
Loan principal amount	$1,670,212
Accrued interest payable	11,920
Repayment, net	(82,963)
Translation difference	(10,368)
Balance at June 30, 2008	$1,588,801

China Health Care Corp
Notes to Consolidated Financial Statements
At December 31, 2008 and September 30, 2008
and for the three months ended December 31, 2008 and 2007
(Stated in US Dollars)

On April 29, 2008, the loan from related party was extended as below:

Date of Loan	Loan Principal	Loan Principal	Original	New
Agreement	Amount (USD)	Amount (HKFD)	Repayment Date	Repayment Date
June 20, 2007	772,777	(HK$6,000,000)	December 22, 2008	April 29, 2008
January 10, 2008	384,615	(HK$3,000,000)	July 9, 2009	April 29, 2008
January 25, 2008	512,820	(HK$4,000,000)	July 24, 2009	April 29, 2008
	$1,670,212

8.	ACCRUED LIABILITIES

	At	At
	September 30,	September 30,
	2008	2008
Regular operating expenses	$357,457	$447,925
Aliceb Kramer	-	200,059
Inter Pacific Capital Ltd	110,700
Income taxes	14,721	40,799
Business taxes	28,410	14,686
	$511,288	$703,409

China Health Care Corp
Notes to Consolidated Financial Statements
At December 31, 2008 and September 30, 2008
and for the three months ended December 31, 2008 and 2007
(Stated in US Dollars)

9.	CONVERTIBLE PREFERRED STOCK

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

The related outstanding dividends payable for the Convertible Preferred Stock at December 31, 2008 and September 30, 2008 were $19,914 and $24,884.

China Health Care Corp
Notes to Consolidated Financial Statements
At December 31, 2008 and September 30, 2008
and for the three months ended December 31, 2008 and 2007
(Stated in US Dollars)

10.	INCOME TAXES

In accordance with the relevant tax laws and regulations of Hong Kong, the corporate income tax rate applicable to the subsidiaries of the Company in Hong Kong is 17.5% of taxable income. On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”), effective from January 1, 2008. Under the New CIT Law, the corporate income tax rate applicable to the subsidiaries of the Company in the PRC starting from January 1, 2008 is 25%, replacing the currently applicable tax rate of 33%. The New CIT Law has an impact on the deferred tax assets and liabilities of the Company. Effects arising from the enforcement of New CIT law have been reflected into the accounts by applying the new tax rate. . The Company was not liable for U.S. Income Tax for the years ended December 31, 2008 and 2007 since the Company continued to incur net operating losses during these years and prior years.

11.	SUBSEQUENT EVENTS

Resignation of Chief Executive Officer and Chief Financial Officer

On February 1, 2009, Mr. Siew Man Pang resigned as our Chief Executive Office, Mr. Edwin Chan resigned as our Chief Financial Officer and Mr. Kenneth Lee resigned as our Chief Operating Officer. As a result of Mr. Pang and Mr. Chan’s resignation, CHCC appointed Mr. Faith Lam as Acting Chief Executive Officer and Acting Chief Financial Officer. Before the new appointment, Mr. Lam was Vice President (Accounting & Procurement)

12.	STOCK COMPENSATION EXPENSE

During the three months ended December 31, 2007, the UPMG issued 38 shares of its common stock as compensation. The 38 shares of UPMG were equivalent to 76,000 shares of the Company’s common stock. The value of the common stock was $28,619, or $1,428 on per share basis of UPMG common stock or equivalent to $0.7155 per share of the Company’s common stock. The valuation of these shares was determined by using the same price that other UPMG stockholders bought their common stock. As result of the lack of secondary market at time of issuance of UPMG’s common stock as compensation, the Company believes that the use of a price that other investors had paid was a reasonable fair market value.

The company including any of its subsidiaries did not grant options or rights and issue shares at any time to create any of such outstanding as of December 31, 2008.

China Health Care Corp
Notes to Consolidated Financial Statements
At December 31, 2008 and September 30, 2008
and for the three months ended December 31, 2008 and 2007
(Stated in US Dollars)

13.	EARNINGS PER SHARE

Components of basic and diluted earnings per share were as follows:

	three months	three months
	ended	ended
	December 31,	December 31,
	2008	2007
Earnings (Loss) from continuing operations	(405,579)	(170,769)

Net Loss	(343,022)	(413,001)

Original shares	50,148,000	39,314,000
- Addition to common stock from issuances	-	76,000
Basic weighted average shares outstanding	50,148,000	39,390,000

Dilutive Shares:
- Addition to common stock if preferred stock had been converted *	-	-
Diluted Weighted Average Shares Outstanding:	50,148,000	39,390,000

Earnings (Loss) Per Share

- basic	(0.0068)	(0.0105)
- diluted	(0.0068)	(0.0105)
Weighted average shares outstanding
- basic	50,148,000	39,390,000
- diluted	50,148,000	39,390,000

Supplemental Data
Earnings (loss) per share from continuing operations	(0.0081)	(0.0043)

* If the preferred stock had been converted it would have been antidilutive, accordingly there was no potentially dilutive effect from them.

China Health Care Corp
Notes to Consolidated Financial Statements
At December 31, 2008 and September 30, 2008
and for the three months ended December 31, 2008 and 2007
(Stated in US Dollars)

14.	DISCONTINUED OPERATIONS

VIP Birthing Centers
Results of Operations
for the three months ended
December 31, 2008
	Changsha	Hangzhou	Foshan	Shanghai	Guangzhou	Total
Revenue	-	-	-	-	-	$-
Cost of revenue	-	-	-	-	-	-
Gross profit	-	-	-	-	-	-

Selling expenses	220	-	-	-	-	220
General and administrative expenses	2,943	-	-	-	-	2,943
Total operating expenses	3,163	-	-	-	-	3,163
Other income	-	-	65,720	-	-	65,720
Other expense	-	-	-	-	-	-
Taxes	-	-	-	-	-	-
Net income (loss)	(3,163)	-	65,720	-	-	$62,557

VIP Birthing Centers
Results of Operations
for the three months ended
December 31, 2007
	Changsha	Hangzhou	Foshan	Shanghai	Guangzhou	Total
Revenue	-	-	-	-	-	$-
Cost of revenue	-	-	-	-	-	-
Gross profit	-	-	-	-	-	-

Selling expenses	-	-	44	-	-	44
General and administrative expenses	2,572	13	26,489	-	-	29,074
Total operating expenses	2,572	13	26,533	-	-	29,118

Other income	-	-	-	-	209	209
Other expense	(52)	-	(36)	(213,235)	-	(213,323)
Taxes	-	-	-	-	-	-
Net income (loss)	(2,624)	(13)	(26,569)	(213,235)	209	$(242,232)

The Company did not accrue additional allowance for doubtful accounts for the accounts receivable for discontinued operations.

China Health Care Corp
Notes to Consolidated Financial Statements
At December 31, 2008 and September 30, 2008
and for the three months ended December 31, 2008 and 2007
(Stated in US Dollars)

VIP Birthing Centers
Financial Position
At September 30, 2008	Changsha	Hangzhou	Foshan	Shanghai	Guangzhou	Total
Current assets
Accounts receivable	$-	$-	$-	$-	$-	$-
Related party receivables	-	-	-	-	-	-
Prepaid expenses	-	-	-	-	-	-
Total current assets	-	-		-	-	-

Non-current assets
Property and equipment, net	-	-	-	-	-	-

Total assets	-	-	-	-	-	-

Current liabilities
Accounts payable	2,401	-	60,713	776,105	-	839,219
Related party payable	-	-	-	-	-	-
Accrued liabilities	1,287	772	1,287	12,960	4,198	20,504
Total current liabilities	3,688	772	62,000	789,065	4,198	859,723

Total liabilities	3,688	772	62,000	789,065	4,198	859,723

Net assets	$(3,688)	$(772)	$(62,000)	$(789,065)	$(4,198)	$(859,723)
VIP Birthing Centers
Financial Position
At December 31, 2008	Changsha	Hangzhou	Foshan	Shanghai	Guangzhou	Total
Current assets
Accounts receivable	-	-	-	-	-	-
Related party receivables	-	-	-	-	-	-
Prepaid expenses	-	-	-	-	-	-
Total current assets	-	-	-	-	-	-

Non-current assets
Property and equipment, net	-	-	-	-	-	-

Total assets	-	-	-	-	-	-

Current liabilities
Accounts payable	2,407	-	35,534	879,813	-	917,754
Related party payable	-	-	-	-	-	-
Accrued liabilities	1,516	774	1,348	14,692	4,209	22,539
Total current liabilities	3,923	774	36,882	894,505	4,209	940,293

Total liabilities	3,923	774	36,882	894,505	4,209	940,293
Net assets	$(3,923)	$(774)	$(36,882)	$(894,505)	$(4,209)	$(940,293)

China Health Care Corp
Notes to Consolidated Financial Statements
At December 31, 2008 and September 30, 2008
and for the three months ended December 31, 2008 and 2007
(Stated in US Dollars)

15.	RISKS

Doing Business in the PRC

The Company’s operations are conducted in the People’s Republic of China (the “PRC”). Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

Concentrations

For the three months ended December 31, 2008, the Company derived its revenue from three VIP Birthing Centers. Each VIP Birthing Center unto itself can be considered single customers, and, as such, by virtue of there were only three centers, there was a concentration of risk in the Company’s revenues. The following provides a table of each centers’ contribution by amount and percentage for the nine months presented.

		Percentage Contribution
Center	Amount	to Total Revenue
Xiamen	$7,324	6.83%
Wuxi	84,660	79.00%
Macau	15,181	14.17%
	$107,165	100.00%

China Health Care Corp
Notes to Consolidated Financial Statements
At December 31, 2008 and September 30, 2008
and for the three months ended December 31, 2008 and 2007
(Stated in US Dollars)

16.	COMMITMENTS AND CONTINGENCIES

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

B. Contingent claims against other three hospitals in the PRC

The Company has also engaged a law firm in the PRC to negotiate with another two hospitals in the PRC, which are under contract to pay the Company for the consultancy services provided to their affiliated VIP Birthing Centers in Foshan and Changsha in the PRC. The proposed claim in each case is about one million US dollars. The Company has gone through several rounds of negotiation for an agreed settlement amount in recent months and a final settlement amount has yet to be confirmed. During the quarter ended December 31, 2008, the Company received $65,720 payment of claim from VIP center in Foshan.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors".

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "common shares" refer to the common shares in our capital stock.

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

Our fiscal year end is September 30.

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

On December 26, 2008, our common shares were delisted from the Over The Counter Bulletin Board System (OTCBB) due to deficiencies in our filings.

On February 1, 2009, Mr. Siew Man Pang resigned as our Chief Executive Officer, Mr. Edwin Chan resigned as our Chief Financial Officer and Mr. Kenneth Lee resigned as our Chief Operating Officer.

As a result of Mr. Pang’s resignation, we appointed Mr. Faith Lam as our Interim Chief Executive Officer and Interim Chief Financial Officer. Before the new appointments, Mr. Lam was our Vice President (Accounting & Procurement).

On February 10, 2009, our common shares resumed trading on the Over The Counter Bulletin Board System (OTCBB).

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

Results of Operations

Results of Operations for the Three-Month Periods Ended December 31, 2008 as compared to the Three-Month Periods Ended December 31, 2007.

	Three months ended		Increase (decrease)
	December 31,
	2008	2007	amount	percentage
	($)	($)	($)	(%)

Revenue	107,165	147,049	(39,884)	(27.12%	)
Cost of revenue	41,256	37,133	4,123	11.10%
Gross profit	65,909	109,916	(44,007)	(40.04%	)

Selling expenses	17,853	57,920	(40,067)	(69.18%	)
General and administrative expenses	444,862	247,873	196,989	79.47%
Total other income (expenses)	(8,773)	2,474	(11,247)	(454.61%	)
Provision for income tax	0	0	0	0%
Minority interests in net income (loss) of
Subsidiaries	0	22,634	(22,634)	(100%	)
Gain (loss) from discontinued operations,
net of taxes	62,557	(242,232)	304,789	125.83%

Net loss attributable to common shareholders	(343,022)	(413,001)	69,979	16.94%

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

Revenue for the three-month period ended December 31, 2008 was $107,165. Revenue for the three-month period ended December 31, 2007 was $147,049. The decrease in revenue of $39,884 for the three-month period ended December 31, 2008 was primarily due to the overall decrease in revenue contribution from the Xiamen Center and the Wuxi Center.

Cost of Revenue

Cost of revenue is primarily comprised of depreciation, wages, and licensing fees that must be paid to JHI for facilities with continuing operation. We believe that the depreciation of property and equipment matches the substantial initial investment equipment and leasehold improvements with revenues that are earned overtime. We charge wages paid to doctors and medical personnel who provide the initial training and hospital management expertise to the hospital when the VIP Birthing centers are initially setup and on a non-fixed on-going basis. Cost of revenue for the three-month period ended December 31, 2008 was $41,256 whilst cost of revenue for the three-month period ended December 31, 2007 was $37,133.

Selling Expenses

Selling expenses are comprised of client entertainment, commissions and salaries for sales personnel, marketing, and travel and lodging expenses. Selling expenses for the three-month period ended December 31, 2008 was $17,853 whilst selling expenses for the three-month period ended December 31, 2007 was $57,920. The decrease in selling expenses of $40,067 for the three-month period ended December 31, 2008 as compared to 2007 was primarily due to the decrease in business trip expenses in 2008.

General and Administrative Expenses

General and administrative expenses include outside consulting services, research & development, executive compensation, quality control, and general overhead such as finance and administrative staff, and depreciation expense. General and administrative expenses for the three-month period ended December 31, 2008 was $444,862. General and administrative expenses for the three-month period ended December 31, 2007 was $247,873. The increase in general and administrative expenses of $196,989 for the three-month period ended December 31, 2008 as compared to 2007 was primarily due to the increase in consultancy fees and professional fees.

Other Income (Expenses)

The interest expenses under this category principally referred to dividend expenses paid to Convertible Preference Shares (“CPS”) holders and the loan interests paid to Innotech. During the period from June 30, 2005 to March 10, 2007, we issued a total of 4,605 Convertible Preference Shares at a subscription price of $2,500 per share to a number of investors. The CPS bear an annual coupon rate of 8%, semi-annually in terms of either cash or the common shares of UPMG, with a maturity period of 3 years, allowing for an extension of 1 year. The CPS bear no voting right and each CPS will be converted to one common share of UPMG upon its public listing. Subject to the public listing of UPMG, the conversion is mandatory and must be completed 14 days before the public listing of UPMG. The redemption price will be the subscription price plus a 2% premium. There was no dividend expenses incurred for the three months ended December 31, 2008 and we incurred dividend expenses of $148,324 for the three months ended December 31, 2007. No dividend expense for the three months ended December 31, 2008 was due to the conversion of some CPS to common shares and we have stopped paying dividends to CPS holders since December 2007.

Income Tax

We account for income tax using an asset and liability approach and allows for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either, expire before the Company is able to realize their benefits, or future realization is uncertain. In accordance with the relevant tax laws and regulations of Hong Kong, the Corporate Income Tax (“CIT”) rate applicable to our subsidiaries in Hong Kong is 17.5% of taxable income. On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the “new CIT Law”), effective from January 1, 2008. Under the new CIT Law, the corporate income tax rate applicable to our subsidiaries in the PRC starting from January 1, 2008 will be 25%, replacing the currently applicable tax rate of 33%. There was no income tax expense or benefit for the three-month periods ended December 31, 2008 and 2007.

Minority Interest

No minority interest income was recorded for the for the three month ended December 31, 2008 whilst the minority interest recorded an income of $22,634 for the three month ended December 31, 2007. The decrease in minority interest of $22,634 for the three months ended December 31, 2008 was primarily due to there was no shared loss of a Subsidiary.

Net Loss Attributable to Common Shareholders

For the three-month period ended December 31, 2008, we incurred a net loss attributable to common shareholders of $343,022. The loss was primarily due to the increase in general and administrative expenses incurred for the public company expenses and the consultancy service fees. For the three-month period ended December 31, 2007, the Company incurred a loss of $413,001. The loss was primarily due to the dividends paid to the convertible preference shareholders and the professional fees for listing process.

Liquidity and Capital Resources

As of December 31, 2008, our total assets were $1,140,736 and our total liabilities were $6,123,273 and we had a working capital deficit of $4,975,400. Our financial statements report a net loss of $343,022 for the quarter ended December 31, 2008, and a net loss of $26,653,873 for the period from inception to December 31, 2008.

During the three month periods ended December 31, 2008 and 2007, we financed our operation mainly through cash generated from our operations and the loans from our directors. Cash from operations is only enough to fund our onsite personnel. The loans from our directors has providing the funding for our investment in capital expenditures, and the cost of medical and management expertise that are heavily involved in the early stages of building out the VIP Birthing Centers and training of the personnel that staff those VIP Birthing Centers.

We expect that with the expansion into new markets and development of our business model, we can gain economies scale on our heavy investment medical and hospital management experts. Related parties and directors have also provided the working capital during the most recent operating periods in order to maintain the business a going concern. We are actively seeking external financing to strengthen our financial position.

As of the date of this report, we have not experienced any difficulty in equity financing, and we have not experienced any liquidity problems in settling our payables in the normal course of business.

The following table sets forth the summary of the Company’s cash flows for the periods indicated:

	Three Months
	Ended December 31,
	2008	2007
Net cash used in operating activities	194,700	598,979
Net cash used in investing activities	7,522	2,655
Net cash provided by financing activities	0	0
Net decrease in cash and cash equivalents	202,222	601,634
Cash and cash equivalents, beginning of period	229,567	416,705
Effect of exchange rate changes on cash and cash equivalents	33,939	268,516
Cash and cash equivalents, at end of period	61,284	83,587

Our cash requirement is mainly for daily working capital. As at December 31, 2008, we had $61,284 in cash and cash equivalents and a working capital deficiency of $4,975,400, compared to $83,587 in cash and cash equivalents and a working capital deficiency of $4,812,117 as of December 31, 2007.

Cash Flows from Operating Activities

For the three months ended December 31, 2008, our operating activities used cash of $194,700. For the three months ended December 31, 2007, our operating activities used cash of $598,979. The decrease in cash used in operating activities of $404,279 for the three months ended December 31, 2008 was primarily due to no dividend expense was incurred for the three months ended December 31, 2008 as we have stopped paying dividends to CPS holders since December 2007.

Cash Flows from Investing Activities

For the three months ended December 31, 2008, our investing activities used cash of $7,522. For the three months ended December 31, 2007, our investing activities used cash of $2,655. The increase in cash used in investing activities of $4,867 for the three months ended December 31, 2008 was primarily due to the increase in purchase of equipment.

Cash Flows from Financing Activities

For the three months ended December 31, 2008 and 2007, our financing activities did not generate any cash.

Capital Expenditures

During the three months ended December 31, 2008, we incurred capital expenditures of $7,135. The capital expenditure principally consisted of medical equipment and facilities, office equipment and leasehold improvement. During the three months ended December 31, 2007, we incurred capital expenditures of $1,444. Depending the availability of equity financing, over the next twelve months, we expect to spend about $5,000,000 on capital expenditures, mainly for purchase of medical equipment, facilities and operating licenses and center renovation in the future acquisition of specialty hospitals, health centers and VIP birthing centers in the PRC.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that our company will continue as a going concern. We had a net loss of $343,022 and a negative cash flow from operations of $202,222 for the three month period ended December 31, 2008 and a working capital deficiency of $4,975,400, and a shareholders’ deficit of $4,982,537 at December 31, 2008. These matters raise substantial doubt about our company’s ability to continue as a going concern if we do not secure new outside financing. We are currently and continue to make efforts to procure outside financing to strengthen its financial position.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to shareholders.

Application of Critical Accounting Policies

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

	December 31,	September 30,
	2008	2008
HKD-USD Year End Rate	7.75070	7.77010
HKD-USD Average Rate	7.75461	7.79297
RMB-USD Year End Rate	6.85420	6.85510
RMB-USD Average Rate	6.85322	7.11061

(o)	Recent Accounting Pronouncements

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

ITEM 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of December 31, 2008, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and our chief financial officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and our chief financial officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during our quarter ended December 31, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Currently, we have limited operating capital. As of December 31, 2008, our cash available was approximately $61,284. In the foreseeable future, we expect to incur significant expenses when developing our business. We may be unable to locate sources of capital or may find that capital is not available on terms that are acceptable to us to fund our additional expenses. There is the possibility that we will run out of funds, and this may affect our operations and thus our profitability. If we cannot obtain funds when needed, we may have to cease our operations.

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

For the three month period ended December 31, 2008, our facilities rested with our host hospitals in the People’s Republic of China, or the PRC, accounted for most of our total revenue. If our treatment facilities are adversely affected by changes in regulatory and economic conditions within China, our revenue and profitability may decline.

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

None.

ITEM 3. Default Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

On December 26, 2008, our common shares were delisted from the Over The Counter Bulletin Board System (OTCBB) due to deficiencies in our filings. On February 10, 2009, our common shares resumed trading on the Over The Counter Bulletin Board System (OTCBB).

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
UPMG (Hong Kong) Limited
UPMG (US) Limited
Guangzhou Inno-Proactive Medicare Consultancy Limited
Shanghai Proactive Medicare Health Education Center Limited
UPMG (Shenzhen) Limited
Broad Prosper Limited
UPMG (Macau) Company Limited

(31)	Section 302 Certification

31.1*	Section 302 Certification of Faith Lam

(32)	Section 906 Certification

32.1*	Section 906 Certification of Faith Lam

*filed herewith

F19

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA HEALTH CARE CORPORATION

By:	/s/ Faith Lam
Faith Lam
Interim Chief Executive Officer
Principal Executive Officer
Date: February 17, 2009.

By:	/s/ Faith Lam
Faith Lam
Interim Chief Financial Officer
Principal Financial Officer and Principal
Accounting Officer
Date: February 17, 2009.