Form 10-Q
period 2009-03-31
CHINA HEALTH CARE CORP
filed 2009-05-20
CIK 1333878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

Or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________

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

50,148,000 common shares issued and outstanding as May 19, 2009

F1

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

F2

China Health Care Corp

Unaudited Financial Statements

March 31, 2009 and September 30, 2008

(Stated in US Dollars)

F0

China Health Care Corp

Board of Directors and Stockholders
China Health Care Corp

Report of Registered Independent Public Accounting Firm

We have reviewed the accompanying interim consolidated balance sheets of China Health Care Corp (the “Company”) as of March 31, 2009 and September 30, 2008, and the related consolidated statement of operations, changes in stockholders’ equity, and cash flows for the three-month and six-month periods ended March 31, 2009 and 2008. These interim consolidated financial statements are the responsibility of the Company's management.

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

South San Francisco, California	Samuel H. Wong & Co., LLP
May 16, 2009	Certified Public Accountants

China Health Care Corp
Consolidated Balance Sheets
At March 31, 2009 and September 30, 2008
(Stated in US Dollars)

		At	At
		March 31,	September 30,
Assets	Note	2009	2008
		(unaudited)
Current assets
Cash	2(d)	$40,071	$229,567
Accounts receivable	2(e),3	163,169	193,050
Prepaid expenses	4	2,191	78,717
Total current assets		205,431	501,334

Non-current assets
Property and equipment	2(f),5	706,682	842,710
Goodwill	6	155,201	154,809
Rent and utility deposits		1,160	867

Total assets		$1,068,474	$1,499,720

Liabilities, Minority Interest, and Stockholders’ Deficit

Current liabilities
Accounts payable		604,612	570,894
Dividends payable		19,915	24,884
Related party payables	7	2,708,881	2,510,978
Accrued liabilities	8	1,161,281	703,469
Convertible preferred stock - $0 par value, 10,000 shares
authorized; 600 and 4,605 shares issued and outstanding at
March 31, 2009, and September 30, 2008, respectively	9	1,507,000	1,503,226
Total current liabilities		6,001,689	5,313,451

Liabilities of discontinued operations
Accounts payable		918,860	839,219
Accrued liabilities	14	22,274	20,504
		941,134	859,723

Total liabilities		$6,942,823	$6,173,173

See Accompanying Notes to the Financial Statements and Accountant’s Report.

2

China Health Care Corp
Consolidated Balance Sheets
At March 31, 2009 and September 30, 2008
(Stated in US Dollars)

		At	At
		March 31,	September 30,
	Note	2009	2008
		(unaudited)	(audited)
Stockholders’ deficit
Common stock - $0.001 par value, 200,000,000 shares
authorized; 50,148,000 and 50,148,000 shares issued and
outstanding at March 31, 2009 and September 30, 2008,
respectively		$50,148	$50,148
Additional paid in capital		21,632,697	21,632,697
Statutory Reverse		4,781	-
Accumulated deficits		(27,372,402)	(26,310,851)
Accumulated other comprehensive income (loss)		(245,390)	(45,448)
Minority interest		55,817	-

Total stockholders' deficit		$(5,874,349)	(4,673,454)

Total liabilities, minority interest, and stockholders' deficit		$1,068,474	$1,499,720

See Accompanying Notes to the Financial Statements and Accountant’s Report.

3

China Health Care Corp
Consolidated Statement of Operations
for the three and six months ended March 31, 2009 and 2008
(Stated in US Dollars)

		3 months ended	3 months ended	6 months ended		6 months ended
		March 31, 2009	March 31, 2008	March 31, 2009		March 31, 2008
Revenue	2(g),15	$55,484	$88,122	$162,649		$235,171
Cost of revenue	2(h)	21,836	58,283	63,092		95,416
Gross profit		33,648	29,839	99,557		139,755

Selling expenses	2(i)	2,854	30,975	20,707		88,895
General and administrative expenses	2(j)	720,558	1,057,129	1,165,420		1,305,002
Total operating expenses		723,412	1,088,104	1,186,127		1,393,897

Other income (expenses)
Other income		3,219	(133,790)	8,726		48,196
Interest income		6	56	32		285
Interest expense		(7,820)	(7,272)	(19,815)		(174,614)
Other expenses		(38,499)	(12,734)	(40,810)		(25,133)
Total other income (expenses)		(43,094)	(153,740)	(51,867)		(151,266)

Loss before income tax		(732,858)	(1,212,005)	(1,138,437)		(1,405,408)

Provision for income tax	2(k)	-	(8,095)	-		(8,095)
Loss from continued operations		(732,858)	(1,220,100)	(1,138,437)		(1,413,503)
Gain (Loss) from discontinued operations, net
of taxes	14	19,093	(84,291)	81,650		(326,524)
					$
Net (Loss) before noncontrolling interests		$(713,765)	$(1,304,391)	$(1,056,787)		(1,740,027)

Net (Loss) Attributable to:
- Parent		(713,765)	(1,304,391)	(1,056,787)		(1,740,027)
- Non-controlling Interest		17	(22,634)	17		-
		$(713,748)	$(1,327,026)	$(1,056,770)		$(1,740,027)

Earnings (loss) per share	2(l),13
Basic and diluted		$(0.0142)	$(0.0309)	$(0.0211)		$(0.0422)
Weighted average shares outstanding
Basic and diluted		50,148,000	42,977,165	50,148,000		41,190,809
Statement of Comprehensive Income		3 months ended	3 months ended	6 months ended		6 months ended
(Loss):	Note	March 31, 2009	March 31, 2008	March 31, 2009		March 31, 2009
					$
Net income (loss)		$(713,748)	$(1,327,026)	$(1,056,770)		(1,740,027)
Other comprehensive income (loss)	2(m)
Foreign currency translation
adjustment	2(n)	(233,882)	102,252	(199,943)		370,768
Total comprehensive income
		$(947,630)	$1,224,774	$(1,256,713)		$1,369,259

See Accompanying Notes to the Financial Statements and Accountant’s Report.

4

China Health Care Corp
Consolidated Statements of Stockholders’ Equity
at March 31, 2009 and September 30, 2008
(Stated in US Dollars)

	Common Stock		Paid			Other
	Shares	Par	in	Statutory	Accumulated	Comprehensive	Minority
	Outstanding	Amount	Capital	Reserve	Deficit	Income (loss)	Interests	Total
Balance, October 1, 2007	39,314,000	$39,314	$10,477,823	$-	$(23,609,499)	$(115,900)	$-	$(13,208,262)
Conversion of preferred stock	8,928,000	8,928	9,787,640					9,796,568
Issuance of common stock	1,906,000	1,906	1,367,234					1,369,140
Net loss					(2,701,352)			(2,701,352)
Foreign currency translation adjustment						70,452		70,452
Balance, September 30, 2008	50,148,000	$50,148	$21,632,697	$-	$(26,310,851)	$(45,448)	$-	$(4,673,454)

Balance, October 1, 2008	50,148,000	$50,148	$21,632,697	$-	$(26,310,851)	$(45,448)	$-	$(4,673,454)
Net loss					(1,056,770)			(1,056,770)
Appropriate from retained earnings				4,781	(4,781)			-
Noncontrolling interests							55,817	55,817
Foreign currency translation adjustment						(199,943)		(199,943)

Balance, March 31, 2009	50,148,000	$50,148	$21,632,697	$4,781	$(27,372,402)	$(245,390)	$55,817	$(5,874,350)

See Accompanying Notes to the Financial Statements and Accountant’s Report.

5

China Health Care Corp
Consolidated Statements of Cash Flows
for the three and six months ended March 31, 2009 and 2008
(Stated in US Dollars)

	3 months	3 months	6 months	6 months
	ended	ended	ended	ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
Cash Flow from Operating Activities
Net income (loss)	$(713,748)	$(1,327.026)	$(1,056,770)	$(1,740,027)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	70,456	39,851	143,210	104,263
Minority interest	55,817	-	55,817	-
Decrease/(Increase) in accounts receivable	(31,831)	38,316	29,880	101,904
Decrease/(Increase) in related party receivable	-	526,361	-	509,608
Decrease/(Increase) in prepaid expenses	12,766	231,572	76,526	(73,024)
(Decrease)/Increase in accounts payables	37,124	(70,928)	113,359	(94,792)
(Decrease)/Increase in accrued liabilities	649,728	746,772	459,580	665,855
(Decrease)/Increase in related party payable	132,699	(59,969)	201,678	52,183
(Decrease)/Increase in dividend payable	-	-	(4,969)

Cash provided by operating activities	203,011	124,949	18,311	(474,030)

Cash Flows from Investing Activities
Rent and utility (deposits paid)/deposits refund	(293)	1,211	(293)	-
Proceeds from Intangible Assets	(4)	-	(391)	-
Proceeds from sales of/(purchase of) equipment	(46)	(7,541)	(7,181)	(8,985)
Cash used in investing activities	(343)	(6,330)	(7,866)	(8,985)

Cash Flows from Financing Activities
Proceeds from issuance of stock	-	-	-	-
Issuance of convertible preferred stock	-	-	-	-
Paid Dividend	-	-	-	-
Cash Sourced/(Used) in Financing Activities	-	-	-	-

Net Increase/(Decrease) in Cash & Cash
Equivalents for the Period	212,668	118,619	10,445	(483,015)

Effect of Currency Translation	(233,881)	(186,071)	(199,941)	82,445

Cash & Cash Equivalents at Beginning of Period	61,284	83,587	229,567	416,705

Cash & Cash Equivalents at End of Period	$40,071	$16,135	$40,071	$16,135

See Accompanying Notes to the Financial Statements and Accountant’s Report.

6

China Health Care Corp
Notes to Consolidated Financial Statements
At March 31, 2009 and September 30, 2008
and for the three months and six months ended March 31, 2009 and 2008
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

China Health Care Corp
Notes to Consolidated Financial Statements
At March 31, 2009 and September 30, 2008
and for the three months and six months ended March 31, 2009 and 2008
(Stated in US Dollars)

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

The Company owned the following subsidiaries at March 31, 2009:

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

China Health Care Corp
Notes to Consolidated Financial Statements
At March 31, 2009 and September 30, 2008
and for the three months and six months ended March 31, 2009 and 2008
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

China Health Care Corp
Notes to Consolidated Financial Statements
At March 31, 2009 and September 30, 2008
and for the three months and six months ended March 31, 2009 and 2008
(Stated in US Dollars)

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

China Health Care Corp
Notes to Consolidated Financial Statements
At March 31, 2009 and September 30, 2008
and for the three months and six months ended March 31, 2009 and 2008
(Stated in US Dollars)

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a net loss of $1,056,770 for the six months through March 31, 2009; a working capital deficiency of $5,796,258; and a shareholders’ deficit of $5,847,349 at March 31, 2009. These matters raise substantial doubt about the Company’s ability to continue as a going concern if the Company does not secure new outside financing. The Company is currently and continues to make efforts to procure outside financing to strengthen its financial position.

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

China Health Care Corp
Notes to Consolidated Financial Statements
At March 31, 2009 and September 30, 2008
and for the three months and six months ended March 31, 2009 and 2008
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

China Health Care Corp
Notes to Consolidated Financial Statements
At March 31, 2009 and September 30, 2008
and for the three months and six months ended March 31, 2009 and 2008
(Stated in US Dollars)

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

China Health Care Corp
Notes to Consolidated Financial Statements
At March 31, 2009 and September 30, 2008
and for the three months and six months ended March 31, 2009 and 2008
(Stated in US Dollars)

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

	March 31,	December 31,	September 30,
	2009	2008	2008

HKD-USD Year End Rate	7.75050	7.75070	7.77010

HKD-USD Average Rate	7.75469	7.75461	7.79297

RMB-USD Year End Rate	6.84560	6.85420	6.85510

RMB-USD Average Rate	6.84994	6.85322	7.11061

(o)	Recent Accounting Pronouncements

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

The Company is currently evaluating the potential impact, if any, of the adoption of the above recent

China Health Care Corp
Notes to Consolidated Financial Statements
At March 31, 2009 and September 30, 2008
and for the three months and six months ended March 31, 2009 and 2008
(Stated in US Dollars)

accounting pronouncements on its consolidated results of operations and financial condition.

3.	ACCOUNTS RECEIVABLE

	At March 31,	At September 30,
	2009	2008
Total Accounts Receivable-Trade	$163,169	$193,050
Less: Allowance for Bad Debt	-	-
	$163,169	$193,050

Allowance for Bad Debts
Beginning Balance	$-	$-
Allowance Provided	-	-
Less: Bad Debt Written Off	-	-
Ending Balance	$-	$-

4.	PREPAID EXPENSES

The prepaid expenses at March 31, 2009 and September 30, 2008 are shown in the following table: -

	At March 31,	At September 30,
	2009	2008
Purchases of baby beds	$-	$74,689
Various miscellaneous	2,191	4,028
	$2,191	$78,717

5.	PROPERTY AND EQUIPMENT

Property and equipment, which are stated at cost less depreciation, were comprised of the following: -

	At March 31,	At September 30,
	2009	2008
Category of Asset
Furniture & fixtures	$493,876	$492,631
Office equipment	8,321	8,738
Computer software	42,578	42,470
Leasehold improvement	243,082	241,208
Center equipment	929,839	925,468
	1,717,696	1,710,515

Less: Accumulated Depreciation
Furniture & fixtures	245,761	214,668
Office equipment	2,332	1,503

China Health Care Corp
Notes to Consolidated Financial Statements
At March 31, 2009 and September 30, 2008
and for the three months and six months ended March 31, 2009 and 2008
(Stated in US Dollars)

Computer software	22,966	18,661
Leasehold improvement	107,145	94,474
Center equipment	632,810	538,499
	1,011,014	867,805

Equipment, net	$706,682	$842,710

6.	GOODWILL

Goodwill amounting to $155,201 and $154,809 as of March 31, 2009 and September 30, 2008 is related to the acquisition of the minority interest of PME-WX, for which the company’s subsidiary, UPMGI, purchased the remaining 20% of interest from other stockholder in 2004. Management annually reviews the carry value of goodwill using the sum of the undiscounted cash flows generated by PME-WX to determine if an impairment charge is necessary. The Company has determined no impairment to the goodwill as of date.

China Health Care Corp
Notes to Consolidated Financial Statements
At March 31, 2009 and September 30, 2008
and for the three months and six months ended March 31, 2009 and 2008
(Stated in US Dollars)

7.	RELATED PARTY PAYABLES

The following table presents the balances the Company owed to related parties.

	At March 31,	At September 30,
	2009	2008
Due to Director: Robert Yao Wing
Wong	$703,593	$854,892
Due to Director: Yuen Yee Wong	124,722	-
Due to Director: Andrew Kamer	200,566	-
Due to Director: Lau Kin Chung,
Gerald	83,349	-
Loan from Innotech	1,596,651	1,656,086
	$2,708,881	$2,510,978

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

On November 1, 2008, Innotech lowered the interest rates from 5% per annum to 2% per annum and extended the repayment until June, 22 2008.

During the period ended March 31, 2009 and 2008, the Company incurred interest expense of $19,815 and $174,614 respectively.

The following table summarizes the loan from related party: -

At March 31,
2009
Loan principal amount	$1,670,212
Accrued interest payable	19,770
Repayment, net	(82,963)
Translation difference	(10,368)
Balance at March 31, 2009	$1,596,651

China Health Care Corp
Notes to Consolidated Financial Statements
At March 31, 2009 and September 30, 2008
and for the three months and six months ended March 31, 2009 and 2008
(Stated in US Dollars)

On April 29, 2008, the loan from related party was extended as below:

Date of Loan	Loan Principal	Loan Principal	Original	New
Agreement	Amount (USD)	Amount (HKFD)	Repayment Date	Repayment Date
June 20, 2007	772,777	(HK$6,000,000)	December 22, 2008	June 22, 2009
January 10, 2008	384,615	(HK$3,000,000)	July 9, 2009	July 9, 2009
January 25, 2008	512,820	(HK$4,000,000)	July 24, 2009	July 24, 2009
	$1,670,212

8.	ACCRUED LIABILITIES

	At March 31,	At September 30,
	2009	2008
Regular operating expenses	$1,007,227	$447,925
Aliceb Kramer	-	200,059
Inter Pacific Capital Ltd	110,703	-
Income taxes	28,411	40,799
Business taxes	14,940	14,686
	$1,161,281	$703,469

9.	CONVERTIBLE PREFERRED STOCK

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

From February to June 30, 2008, 4,304 shares of Convertible Preferred Stock were converted to 4,304 shares of

China Health Care Corp
Notes to Consolidated Financial Statements
At March 31, 2009 and September 30, 2008
and for the three months and six months ended March 31, 2009 and 2008
(Stated in US Dollars)

UPMG common stock. The outstanding number of shares of Convertible Preferred Stock at June 30, 2008 was 760. The converted shares were subsequently exchanged for shares in the Company pursuant to the share exchange agreement detailed Note 12. Of the 760 shares that were outstanding at June 30, 2008, 160 shares were subsequently converted to UPMG shares on July 11, 2008, and then in turn exchanged for shares in the Company. Since the Company accounted for the share exchange transaction as a recapitalization transaction, the equity of the Company has been retroactively restated to the first period presented. The shares that had been converted at June 30, 2008 have been included in the Company’s common stock. The remaining 760 shares of convertible preferred stock at June 30, 2008 have been accounted for as a current liability because during the three months ended June 30, 2008, the Company re-examined the characteristics of the Convertible Preferred Stock. The Company concluded the mandatory redemption feature, liquidation preference to common stockholders, and cumulative dividends were characteristics akin to liabilities. The Company has booked the redemption premium as interest expenses for the period.

The Company is currently in arbitration with the holders of the remaining 600 shares of Convertible Preferred Stock over the Company’s intension to force conversion of their shares into common shares. The Company has retained counsel to represent it in arbitration.

The related outstanding dividends payable for the Convertible Preferred Stock at March 31, 2009 and September 30, 2008 were $19,914 and $24,884.

10.	INCOME TAXES

In accordance with the relevant tax laws and regulations of Hong Kong, the corporate income tax rate applicable to the subsidiaries of the Company in Hong Kong is 17.5% of taxable income. On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”), effective from January 1, 2008. Under the New CIT Law, the corporate income tax rate applicable to the subsidiaries of the Company in the PRC starting from January 1, 2008 is 25%, replacing the currently applicable tax rate of 33%. The New CIT Law has an impact on the deferred tax assets and liabilities of the Company. Effects arising from the enforcement of New CIT law have been reflected into the accounts by applying the new tax rate. The Company was not liable for U.S. Income Tax at March 31, 2009since the Company continued to incur net operating losses during this quarter and prior years.

11.	SUBSEQUENT EVENTS

The extension of the loan agreement with Inno-Tech Holding Ltimited

On April 29, 2009, Inno-Tech Holdings Limited (“Innotech”), a shareholder of CHCC, extended the repayment dates of the Loan Agreement as table below:

Date of Loan	Loan Principal	Loan Principal	Original	New
Agreement	Amount (USD)	Amount (HKFD)	Repayment Date	Repayment Date
June 20, 2007	772,777	(HK$6,000,000)	December 22, 2008	June 22, 2009
January 10, 2008	384,615	(HK$3,000,000)	July 9, 2009	July 9, 2009
January 25, 2008	512,820	(HK$4,000,000)	July 24, 2009	July 24, 2009
	$1,670,212

China Health Care Corp
Notes to Consolidated Financial Statements
At March 31, 2009 and September 30, 2008
and for the three months and six months ended March 31, 2009 and 2008
(Stated in US Dollars)

12.	STOCK COMPENSATION EXPENSE

During the six months ended March 31, 2009, the UPMG issued 4,203 shares of its common stock as compensation. The 4,203 shares of UPMG were equivalent to 8,406,000 shares of the Company’s common stock. The value of the common stock was $8,117,587, or $1,428 on per share basis of UPMG common stock or equivalent to $0.9657 per share of the Company’s common stock. The valuation of these shares was determined by using the same price that other UPMG stockholders bought their common stock. As result of the lack of secondary market at time of issuance of UPMG’s common stock as compensation, the Company believes that the use of a price that other investors had paid was a reasonable fair market value.

The company including any of its subsidiaries did not grant options or rights and issue shares at any time to create any of such outstanding as of March 31, 2009.

China Health Care Corp
Notes to Consolidated Financial Statements
At March 31, 2009 and September 30, 2008
and for the three months and six months ended March 31, 2009 and 2008
(Stated in US Dollars)

13.	EARNINGS PER SHARE

Components of basic and diluted earnings per share were as follows:

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008
Earning (Loss) from continuing operations	(732,841)	(1,242,734)	(1,138,420)	(1,413,503)
Net income	(713,748)	(1,327,026)	(1,056,770)	(1,740,027)
Original shares	50,148,000	39,314,000	50,148,000	39,314,000
– Addition to common stock from issuance	-	3,663,165	-	1,876,809
Basic weighted average shares outstanding	50,148,000	42,977,165	50,148,000	41,190,809

Dilutive Shares:
– Addition to common stock if preferred
stock had been converted *	-	-	-	-
Diluted Weighted Average Shares
Outstanding:	50,148,000	42,977,165	50,148,000	41,190,809

Earnings (Loss) Per Share
– basic	$(0.0142)	$(0.0309)	$(0.0211)	$(0.0422)
– diluted	$(0.0142)	$(0.0309)	$(0.0211)	$(0.0422)
Weighted average shares outstanding
– basic	50,148,000	42,977,165	50,148,000	41,190,809
– diluted	50,148,000	42,977,165	50,148,000	41,190,809

Supplemental Data
Earnings (loss) per share from continuing
operations	$(0.0146)	$(0.0289)	$(0.0227)	$(0.0343)

* If the preferred stock had been converted it would have been antidilutive, accordingly there was no potentially dilutive effect from them.

China Health Care Corp
Notes to Consolidated Financial Statements
At March 31, 2009 and September 30, 2008
and for the three months and six months ended March 31, 2009 and 2008
(Stated in US Dollars)

14.	DISCONTINUED OPERATIONS

VIP Birthing Centers
Results of Operations
for the six months ended
March 31, 2009
	Changsha	Hangzhou	Foshan	Shanghai	Guangzhou	Total
Revenue	-	-	-	-	-	$-
Cost of revenue	-	-	-	-	-	-
Gross profit	-	-	-	-	-	-

Selling expenses	-	-	-	-	-	-
General and administrative expenses	2,943	-	58	-	-	3,001
Total operating expenses	2,943	-	58	-	-	3,001
Other income	-	-	92,124	3,207	-	95,331
Other expense	-	-	(1,508)	(9,172)	-	(10,680)
Taxes	-	-	-	-	-	-
Net income (loss)	(2,943)	-	90,558	(5,965)	-	$81,650

VIP Birthing Centers
Results of Operations
for the six months ended
March 31, 2008
	Changsha	Hangzhou	Foshan	Shanghai	Guangzhou	Total
Revenue	-	-	-	-	-	$-
Cost of revenue	-	-	-	-	-	-
Gross profit	-	-	-	-	-	-

Selling expenses	-	-	44	-	-	44
General and administrative expenses	2,569	13	26,792	-	-	29,374
Total operating expenses	2,569	13	26,836	-	-	29,418

Other income	-	-	-	209	-	209
Other expense	(52)	-	(36)	(297,227)	-	(297,315)
Taxes	-	-	-	-	-	-
Net income (loss)	(2,621)	(13)	(26,872)	(297,018)	-	$(326,524)

China Health Care Corp
Notes to Consolidated Financial Statements
At March 31, 2009 and September 30, 2008
and for the three months and six months ended March 31, 2009 and 2008
(Stated in US Dollars)

VIP Birthing Centers
Results of Operations
for the three months ended
March 31, 2009
	Changsha	Hangzhou	Foshan	Shanghai	Guangzhou	Total
Revenue	-	-	-	-	-	$-
Cost of revenue	-	-	-	-	-	-
Gross profit	-	-	-	-	-	-

Selling expenses	(220)	-	-	-	-	(220)
General and administrative expenses	-	-	58	-	-	58
Total operating expenses	(220)	-	58	-	-	(162)
Other income	-	-	26,404	3,207	-	29,611
Other expense	-	-	(1,508)	(9,172)	-	(10,680)
Taxes	-	-	-	-	-	-
Net income (loss)	(220)	-	24,838	(5,965)	-	$19,093

VIP Birthing Centers
Results of Operations
for the three months ended
March 31, 2008
	Changsha	Hangzhou	Foshan	Shanghai	Guangzhou	Total
Revenue	-	-	-	-	-	$-
Cost of revenue	-	-	-	-	-	-
Gross profit	-	-	-	-	-	-

Selling expenses	-	-	-	-	-	-
General and administrative expenses	(3)	-	302	-	-	299
Total operating expenses	(3)	-	302	-	-	299

Other income	-	-	-	-	-	-
Other expense	-	-	-	(83,992)	-	(83,992)
Taxes	-	-	-	-	-	-
Net income (loss)	3	-	(302)	(83,992)	-	$(84,291)

China Health Care Corp
Notes to Consolidated Financial Statements
At March 31, 2009 and September 30, 2008
and for the three months and six months ended March 31, 2009 and 2008
(Stated in US Dollars)

VIP Birthing Centers
Financial Position
At September 30, 2008	Changsha	Hangzhou	Foshan	Shanghai	Guangzhou	Total
Current assets
Accounts receivable	$-	$-	$-	$-	$-	$-
Related party receivables	-	-	-	-	-	-
Prepaid expenses	-	-	-	-	-	-
Total current assets	-	-		-	-	-

Non-current assets
Property and equipment, net	-	-	-	-	-	-

Total assets	-	-	-	-	-	-

Current liabilities
Accounts payable	2,401	-	60,713	776,105	-	839,219
Related party payable	-	-	-	-	-	-
Accrued liabilities	1,287	772	1,287	12,960	4,198	20,504
Total current liabilities	3,688	772	62,000	789,065	4,198	859,723

Total liabilities	3,688	772	62,000	789,065	4,198	859,723

Net assets	$(3,688)	$(772)	$(62,000)	$(789,065)	$(4,198)	$(859,723)
VIP Birthing Centers
Financial Position
At March 31, 2009	Changsha	Hangzhou	Foshan	Shanghai	Guangzhou	Total
Current assets
Accounts receivable	-	-	-	-	-	-
Related party receivables	-	-	-	-	-	-
Prepaid expenses	-	-	-	-	-	-
Total current assets	-	-	-	-	-	-

Non-current assets
Property and equipment, net	-	-	-	-	-	-

Total assets	-	-	-	-	-	-

Current liabilities
Accounts payable	2,407	-	35,534	880,919	-	918,860
Related party payable	-	-	-	-	-	-
Accrued liabilities	1,290	774	1,290	14,711	4,209	22,274
Total current liabilities	3,697	774	36,824	895,630	4,209	941,134

Total liabilities	3,697	774	36,824	895,630	4,209	941,134

Net assets	$(3,697)	$(774)	$(36,824)	$(895,630)	$(4,209)	$(941,134)

China Health Care Corp
Notes to Consolidated Financial Statements
At March 31, 2009 and September 30, 2008
and for the three months and six months ended March 31, 2009 and 2008
(Stated in US Dollars)

15.	RISKS

Doing Business in the PRC

The Company’s operations are conducted in the People’s Republic of China (the “PRC”). Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

Concentrations

For the six months ended March 31, 2009, the Company derived its revenue from three VIP Birthing Centers. Each VIP Birthing Center unto itself can be considered single customers, and, as such, by virtue of there were only three centers, there was a concentration of risk in the Company’s revenues. The following provides a table of each centers’ contribution by amount and percentage for the six months presented.

		Percentage Contribution
Center	Amount	to Total Revenue
Xiamen	$7,324	4.50%
Wuxi	147,735	90.83%
Macau	7,590	4.67%
	$162,649	100.00%

16.	COMMITMENTS AND CONTINGENCIES

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

China Health Care Corp
Notes to Consolidated Financial Statements
At March 31, 2009 and September 30, 2008
and for the three months and six months ended March 31, 2009 and 2008
(Stated in US Dollars)

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

Overview

We were incorporated in the state of Wyoming on February 11, 2005. From our incorporation to July 24, 2008, we had been in the business of the exploration and development of a mineral property approximately 1,320 acres in size in northeastern, Ontario. Our property was without known reserves and our program was exploratory in nature. Because we were not successful in implementing our business plan, we abandoned it and focused on the identification of suitable businesses with which to enter into a business opportunity or business combination.

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

Results of Operations

Results of Operations for the Three-Month Period Ended March 31, 2009 as compared to the Three-Month Period Ended March 31, 2008.

	Three months ended		Increase (decrease)
	March 31,
	2009	2008	amount	percentage
	($)	($)	($)	(%)

Revenue	55,484	88,122	(32,638)	(37.04%	)
Cost of revenue	(21,836)	(58,283)	(36,447)	(62.53%	)
Gross profit	33,648	29,839	3,809	12.77%

	Three months ended		Increase (decrease)
	March 31,

Selling expenses	(2,854)	(30,975)	(28,121)	(90.79%	)
General and administrative expenses	(720,558)	(1,057,129)	(336,571)	(31.84%	)
Total other income (expenses)	(43,094)	(153,740)	(110,646)	(71.97%	)
Provision for income tax	0	(8,095)	(8,095)	(100.00%	)
Non-controlling interest in net (income)
loss of Subsidiaries	(17)	22,634	22,651	100.08%
Gain (loss) from discontinued operations,
net of taxes	19,093	(84,291)	103,384	122.65%
Net loss attributable to parent common
Shareholders	(713,782)	(1,281,757)	(567,975)	(44.31%	)

Revenue

Our company’s revenues are derived from its share of operating profit from VIP Birthing Centers at hospitals where it has invested in capital equipment, leasehold improvements, and human capital in the form of technical training for hospital staff. Our company’s share of operating profit from the VIP Birthing Centers depends upon the contractual terms with each hospital. Financial statements are provided by the hospitals each month to our company for review, verification, and approval. When the financial statements of the VIP Birthing Centers have been approved, our company recognizes revenue by recording its portion of the total operating profit to its financial statements. Revenues that have been both recognized in accordance to their respective contracts and financial statements provided by the hospitals can be reasonably expected to be collectible.

Revenue for the three-month period ended March 31, 2009 was $55,484. Revenue for the three-month period ended March 31, 2008 was $88,122. The decrease in revenue of $32,638 for the three-month period ended March 31, 2009 was primarily due to the sudden drop of revenue from Xiamen center and according to the Co-operative Agreement, the share of operating profit in Wuxi center was decreased from 80% to 50%.

Cost of Revenue

Cost of revenue is primarily comprised of depreciation, wages, and licensing fees that must be paid to JHI for facilities with continuing operation. We believe that the depreciation of property and equipment matches the substantial initial investment equipment and leasehold improvements with revenues that are earned overtime. We charge wages paid to doctors and medical personnel who provide the initial training and hospital management expertise to the hospital when the VIP Birthing centers are initially setup and on a non-fixed on-going basis. Cost of revenue for the three-month period ended March 31, 2009 was $21,836 whilst cost of revenue for the three-month period ended March 31, 2008 was $58,283.

Selling Expenses

Selling expenses are comprised of client entertainment, commissions and salaries for sales personnel, marketing, and travel and lodging expenses. Selling expenses for the three-month period ended March 31, 2009 was $2,854 whilst selling expenses for the three-month period ended March 31, 2008 was $30,975. The decrease in selling expenses of $28,121 for the three-month period ended March 31, 2009 as compared to 2008 was primarily due to decrease in business trip expenses and a special bonus paid to Wuxi center medical personnel.

General and Administrative Expenses

General and administrative expenses include outside consulting services, research & development, executive compensation, quality control, and general overhead such as finance and administrative staff, and depreciation expense. General and administrative expenses for the three-month period ended March 31, 2009 was $720,558. General and administrative expenses for the three-month period ended March 31, 2008 was $1,057,129. The decrease in general and administrative expenses of $336,571 for the three-month period ended March 31, 2009 as compared to 2008 was primarily due to the absence of professional fees for listing process and the decrease in consultancy service fee paid.

Other Income (Expenses)

The increase in other income of $137,009 for the three-month period ended March 31, 2009 as compared to 2008 was primarily due to an exchange adjustment on Shanghai center in 2008.

Income Tax

We account for income tax using an asset and liability approach and allow for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either, expire before the Company is able to realize their benefits, or future realization is uncertain. In accordance with the relevant tax laws and regulations of Hong Kong, the Corporate Income Tax (“CIT”) rate applicable to our subsidiaries in Hong Kong is 16.5% of taxable income. On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the “new CIT Law”), effective from January 1, 2008. Under the new CIT Law, the corporate income tax rate applicable to our subsidiaries in the PRC starting from January 1, 2008 will be 25%, replacing the currently applicable tax rate of 33%. There was no income tax expense or benefit for the three-month period ended March 31, 2009. Income tax expense for the three-month period ended March 31, 2008 was $8,095.

Non-controlling Interest

Non-controlling interest income of $17 was recorded for the for the three months ended March 31, 2009 whilst the non-controlling interest recorded a loss of $22,634 for the three months ended March 31, 2008. The increase in non-controlling interest of $22,651 for the three months ended March 31, 2009 was primarily due to a shared loss of Subsidiaries.

Net Loss Attributable to Parent Common Shareholders

For the three-month period ended March 31, 2009, we incurred a net loss attributable to parent common shareholders of $713,782. The loss was primarily due to the general and administrative expenses incurred for the public company expenses and the consultancy service fees. For the three-month period ended March 31, 2008, the Company incurred a loss of $1,281,757. The loss was primarily due to the professional fees for listing process.

Results of Operations for the Six-Month Period Ended March 31, 2009 as compared to the Six-Month Period Ended March 31, 2008.

	Six months ended		Increase (decrease)
	March 31,
	2009	2008	Amount	percentage
	($)	($)	($)	(%)

Revenue	162,649	235,171	(72,522)	(30.84%	)
Cost of revenue	(63,092)	(95,416)	(32,324)	(33.88%	)
Gross profit	99,557	139,755	(40,198)	(28.76%	)

Selling expenses	(20,707)	(88,895)	(68,188)	(76.71%	)
General and administrative expenses	(1,165,420)	(1,305,002)	(139,582)	(10.70%	)
Total other income (expenses)	(51,867)	(151,266)	(99,399)	(65.71%	)
Provision for income tax	0	(8,095)	(8,095)	(100.00%	)
Non-controlling interest in net (income)
loss of Subsidiaries	(17)	0	(17)	100.00%
Gain (loss) from discontinued operations,
net of taxes	81,650	(326,524)	408,174	125.01%
Net loss attributable to parent common
shareholders	(1,056,804)	(1,740,027)	(683,223)	(39.27%	)

Revenue

Our company’s revenues are derived from its share of operating profit from VIP Birthing Centers at hospitals where it has invested in capital equipment, leasehold improvements, and human capital in the form of technical training for hospital staff. Our company’s share of operating profit from the VIP Birthing Centers depends upon the contractual terms with each hospital. Financial statements are provided by the hospitals each month to our company for review, verification, and approval. When the financial statements of the VIP Birthing Centers have been approved, our company recognizes revenue by recording its portion of the total operating profit to its financial statements. Revenues that have been both recognized in accordance to their respective contracts and financial statements provided by the hospitals can be reasonably expected to be collectible.

Revenue for the six-month period ended March 31, 2009 was $162,649. Revenue for the six-month period ended March 31, 2008 was $235,171. The decrease in revenue of $72,522 for the six-month period ended March 31, 2009 was primarily due to the sudden drop of revenue from Xiamen center and according to the Co-operative Agreement, the share of operating profit in Wuxi center was decreased from 80% to 50%.

Cost of Revenue

Cost of revenue is primarily comprised of depreciation, wages, and licensing fees that must be paid to JHI for facilities with continuing operation. We believe that the depreciation of property and equipment matches the substantial initial investment equipment and leasehold improvements with revenues that are earned overtime. We charge wages paid to doctors and medical personnel who provide the initial training and hospital management expertise to the hospital when the VIP Birthing centers are initially setup and on a non-fixed on-going basis. Cost of revenue for the six-month period ended March 31, 2009 was $63,092 whilst cost of revenue for the six-month period ended March 31, 2008 was $95,416.

Selling Expenses

Selling expenses are comprised of client entertainment, commissions and salaries for sales personnel, marketing, and travel and lodging expenses. Selling expenses for the six-month period ended March 31, 2009 was $20,707 whilst selling expenses for the six-month period ended March 31, 2008 was $88,895. The decrease in selling expenses of $68,188 for the six-month period ended March 31, 2009 as compared to 2008 was primarily due to decrease in business trip expenses and a special bonus paid to Wuxi center medical personnel.

General and Administrative Expenses

General and administrative expenses include outside consulting services, research & development, executive compensation, quality control, and general overhead such as finance and administrative staff, and depreciation expense. General and administrative expenses for the six-month period ended March 31, 2009 was $1,165,420. General and administrative expenses for the six-month period ended March 31, 2008 was $1,305,002. The decrease in general and administrative expenses of $139,582 for the six-month period ended March 31, 2009 as compared to 2008 was primarily due to the absence of professional fees for listing process and the decrease in consultancy service fee paid.

Other Income (Expenses)

The interest expenses under this category principally referred to dividend expenses paid to Convertible Preference Shares (“CPS”) holders and the loan interests paid to Innotech. During the period from June 30, 2005 to March 10, 2008, we issued a total of 4,605 Convertible Preference Shares at a subscription price of $2,500 per share to a number of investors. The CPS bear an annual coupon rate of 8%, semi-annually in terms of either cash or the common shares of UPMG, with a maturity period of 3 years, allowing for an extension of 1 year. The CPS bear no voting right and each CPS will be converted to one common share of UPMG upon its public listing. Subject to the public listing of UPMG, the conversion is mandatory and must be completed 14 days before the public listing of UPMG. The redemption price will be the subscription price plus a 2% premium. There was no dividend expenses incurred for the six months ended March 31, 2009 and we incurred dividend expenses of $148,324 for the six months ended March 31, 2008. No dividend expense for the six months ended March 31, 2009 was due to the conversion of some CPS to common shares and we have stopped paying dividends to CPS holders since December 2007.

Income Tax

We account for income tax using an asset and liability approach and allow for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either, expire before the Company is able to realize their benefits, or future realization is uncertain. In accordance with the relevant tax laws and regulations of Hong Kong, the Corporate Income Tax (“CIT”) rate applicable to our subsidiaries in Hong Kong is 16.5% of taxable income. On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the “new CIT Law”), effective from January 1, 2008. Under the new CIT Law, the corporate income tax rate applicable to our subsidiaries in the PRC starting from January 1, 2008 will be 25%, replacing the currently applicable tax rate of 33%. There was no income tax expense or benefit for the six-month period ended March 31, 2009. Income tax expense for the six-month period ended March 31, 2008 was $8,095.

Non-controlling Interest

Non-controlling interest recorded an income of $17 for the six months ended March 31, 2009 whilst no non-controlling interest was recorded for the six months ended March 31, 2008. The increase in non-controlling interest of $17 for the six months ended March 31, 2009 was primarily due to there was a shared loss of Subsidiaries.

Net Loss Attributable to Parent Common Shareholders

For the six-month period ended March 31, 2009, we incurred a net loss attributable to common shareholders of $1,056,804. The loss was primarily due to the general and administrative expenses incurred for the public company expenses and the consultancy service fees. For the six-month period ended March 31, 2008, the Company incurred a loss of $1,740,027. The loss was primarily due to the professional fees for listing process.

Liquidity and Capital Resources

As of March 31, 2009, our total assets were $1,068,474 and our total liabilities were $6,942,823 and we had a working capital deficit of $5,796,258. Our financial statements report a net loss of $713,765 for the quarter ended March 31, 2009, and a net loss of $27,372,402 for the period from inception to March 31, 2009.

During the six month periods ended March 31, 2009 and 2008, we financed our operation mainly through cash generated from our operations and the loans from our directors. Cash from operations is only enough to fund our onsite personnel. The loans from our directors has providing the funding for our investment in capital expenditures, and the cost of medical and management expertise that are heavily involved in the early stages of building out the VIP Birthing Centers and training of the personnel that staff those VIP Birthing Centers.

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

The following table sets forth the summary of the Company’s cash flows for the periods indicated:

	Six Months
	Ended March 31,
	2009	2008

Net cash provided (used) in operating activities	18,311	(474,030)

Net cash used in investing activities	(7,866)	(8,985)

Net cash used by financing activities	0	0

Net increase (decrease) in cash and cash equivalents	10,445	(483,015)

Cash and cash equivalents, beginning of period	229,567	416,705

Effect of exchange rate changes on cash and cash equivalents	(199,941)	82,445

Cash and cash equivalents, at end of period	40,071	16,135

Our cash requirement is mainly for daily working capital. As at March 31, 2009, we had $40,071 in cash and cash equivalents and a working capital deficiency of $5,796,258, compared to $16,135 in cash and cash equivalents and a working capital deficiency of $8,118,223 as of March 31, 2008.

Cash Flows from Operating Activities

For the six months ended March 31, 2009, our operating activities provided cash of $18,311. For the six months ended March 31, 2008, our operating activities used cash of $474,030. The increase in cash provided in operating activities of $492,341 for the six months ended March 31, 2009 was primarily due to the absence of the professional fees for listing process in 2009.

Cash Flows from Investing Activities

For the six months ended March 31, 2009, our investing activities used cash of $7,866. For the six months ended March 31, 2008, our investing activities used cash of $8,985. The decrease in cash used in investing activities of $1,119 for the six months ended March 31, 2009 was primarily due to a decrease in purchasing office equipment.

Cash Flows from Financing Activities

For the six months ended March 31, 2009 and 2008, our financing activities did not generate any cash.

Capital Expenditures

During the six months ended March 31, 2009, we incurred capital expenditures of $7,181. The capital expenditure principally consisted of medical equipment and facilities, office equipment and leasehold improvement. During the six months ended March 31, 2008, we incurred capital expenditures of $8,985. Depending on the availability of equity financing, over the next twelve months, we expect to spend about $5,000,000 on capital expenditures, mainly for purchase of medical equipment, facilities and operating licenses and center renovation in the future acquisition of specialty hospitals, health centers and VIP birthing centers in the PRC.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that our company will continue as a going concern. We had a net loss of $1,056,804 and a positive cash flow from operations of $18,311 for the six month period ended March 31, 2009 and a working capital deficiency of $5,796,258, and a shareholders’ deficit of $5,874,349 at March 31, 2009. These matters raise substantial doubt about our company’s ability to continue as a going concern if we do not secure new outside financing. We are currently and continue to make efforts to procure outside financing to strengthen its financial position.

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

	March 31,	September 30,
	2009	2008
HKD-USD Year End Rate	7.75050	7.77010
HKD-USD Average Rate	7.75469	7.79297
RMB-USD Year End Rate	6.84560	6.85510
RMB-USD Average Rate	6.84994	7.11061

(o)	Recent Accounting Pronouncements

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

Our company is currently evaluating the potential impact, if any, of the adoption of the above recent accounting pronouncements on its consolidated results of operations and financial condition.

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

As of March 31, 2009, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and our chief financial officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and our chief financial officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended March 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Currently, we have limited operating capital. As of March 31, 2009, our cash available was approximately $16,135. In the foreseeable future, we expect to incur significant expenses when developing our business. We may be unable to locate sources of capital or may find that capital is not available on terms that are acceptable to us to fund our additional expenses. There is the possibility that we will run out of funds, and this may affect our operations and thus our profitability. If we cannot obtain funds when needed, we may have to cease our operations.

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

For the six month period ended March 31, 2009, our facilities rested with our host hospitals in the People’s Republic of China, or the PRC, accounted for most of our total revenue. If our treatment facilities are adversely affected by changes in regulatory and economic conditions within China, our revenue and profitability may decline.

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

None.

ITEM 3. Default Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

On April 8, 2009, stockholders of our company were asked to approve, at an annual meeting of stockholders, the election of Wong Yuen Yee, Gerald Lau and Andrew B. Kramer as directors and the appointment of Samuel H. Wong & Co., LLP as the independent auditors of our company.

Votes representing 13,283,300 shares voted (representing 9 shareholders of our company) in favor of the election of Wong Yuen Yee and Gerald Lau as directors of our company and votes representing 144,000 voted against (representing 1 shareholder of our company) the election of Wong Yuen Yee and Gerald Lau as directors.

Votes representing 13,427,300 shares voted (representing 10 shareholders of our company) in favor of the election of Andrew B. Kramer as a director. The approval of Mr. Kramer as a director was unanimous.

Votes representing 13,427,300 shares voted (representing 10 shareholders of our company) in favor of the appointment of Samuel H. Wong & Co. LLP as the independent auditors of our company. The appointment of Samuel H. Wong & Co. LLP as the independent auditors of our company was unanimous.

ITEM 5. Other Information

On December 26, 2008, our common shares were delisted from the Over The Counter Bulletin Board System (OTCBB) due to deficiencies in our filings. On February 10, 2009, our common shares resumed trading on the Over The Counter Bulletin Board System (OTCBB).

On March 11, 2009, Mr. Wong Yao Wing resigned as our Director. As a result of Mr. Wong Yao Wing’s resignation on March 11, 2009, we appointed Mr. Gerald Lau as our Director.

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

Exhibit
No.	Description

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on July 29, 2005)

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on July 29, 2005)

(10)	Material Contracts

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

CHINA HEALTH CARE CORPORATION

By /s/ Faith Lam
Faith Lam
Interim Chief Executive Officer, Interim Chief Financial Officer
Principal Executive Officer, Principal Financial Officer and Principal
Accounting Officer
Date: May 20, 2009.