Form 10-K/A
period 2008-09-30
CHINA HEALTH CARE CORP
filed 2009-05-28
CIK 1333878

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

_______________________________________________________
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
Yes [   ]    No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on May 12, 2009 was $1,685,360 based on a $0.05 closing price for the Common Stock on May 12, 2009. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

50,148,000 Shares as of May 12, 2009

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

  In April 2007, UPMG-HK disposed of its 100% interest in Broad Prosper Limited.

Current Structure & Basis of Presentation

The Company owned the following subsidiaries at September 30, 2008:

No.	Company Code	Company Name	Place of Incorporation	Date of Incorporation	Remark
0	CHCC	China Health Care Corporation	Wyoming USA	February 11, 2005	Serves as the ultimate holding company of the Group
1	UPMG	United Premier Medical Group Limited	Cayman Islands	March 28, 2003	Ultimate Holding Company
2	UPMGI	UPMG International Limited	British Virgin Islands	September 15, 2003	Subsidiary of UPMG
3	PME-HK	Proactive Medicare Enterprise (Hong Kong) Limited	Hong Kong	March 17, 2000	Wholly-owned subsidiary of UPMGI
4	PME-SZ	Proactive Medicare (Shenzhen) Company Limited	Hong Kong	September 24, 2004	Wholly-owned subsidiary of UPMGI
5	PME-CS	Proactive Medicare (Changsha) Company Limited	Hong Kong	July 2, 2004	Wholly-owned subsidiary of UPMGI
6	PME-XIA	Proactive Medicare (Xiamen) Company Limited	Hong Kong	December 22, 2004	Wholly-owned subsidiary of UPMGI
7	PME-NAN	Proactive Medicare (Nanjing) Company Limited	Hong Kong	September 24, 2005	Wholly-owned subsidiary of UPMGI
8	PME-HZ	Proactive Medicare (Hangzhou) Company Limited	Hong Kong	August 25, 2005	Wholly-owned subsidiary of UPMGI

No.	Company Code	Company Name	Place of Incorporation	Date of Incorporation	Remark
9	PME-WX	Proactive Medicare (Wuxi) Company Limited	Hong Kong	April 19, 2004	Wholly-owned subsidiary of UPMGI
10	UPMG-SHA	United Premier Medical Group (Shanghai) Limited	Hong Kong	February 25, 2004	Wholly-owned subsidiary of UPMGI
11	PMS-HK	Proactive Medicare Services (Hong Kong) Limited	Hong Kong	January 30, 2004	Wholly-owned subsidiary of UPMGI
12	PME-BJ	Proactive Medicare (Beijing) Company Limited	Hong Kong	March 27, 2000	Wholly-owned subsidiary of UPMGI
13	UPMG-HK	UPMG (Hong Kong) Limited	British Virgin Islands	August 8, 2003	Wholly-owned subsidiary of UPMGI
14	UPMG-US	UPMG (US) Limited	British Virgin Islands	November 23, 1993	Wholly-owned subsidiary of UPMGI
15	HB-GZ	Guangzhou Inno-Proactive Medicare Consultancy Ltd.	PRC	October 26, 2004	Wholly-owned subsidiary of PMEHK
16	BK-SH	Shanghai Proactive Medicare Health Education Center Limited	PRC	February 5, 2002	90% of common shareholding held by PMEHK
17	UBK-SZ	UPMG (Shenzhen) Limited	PRC	January 5, 2006	Wholly-owned subsidiary of UPMG-
18	UPMG-MU	UPMG (Macau) Company Limited	Macau	September 29, 2006	50% of common shareholding held by UPMG-HK
19	PHL	Pro-Innovative Holdings Limited	British Virgin Islands	January 22, 2004	51% of common shareholding held by UPMG
20	PML	Pro-Innovative Medical Limited	Hong Kong	December 8, 2003	Wholly-owned subsidiary of PHL
21	Ideamart	Ideamart Holdings Limited	British Virgin Islands	May 28, 2003	Wholly-owned subsidiary of PHL
22	UPMGIG	UPMG International (Guangdong) Limited	British Virgin Islands	August 29, 2003	62% of common shareholding held by PHL
23	UPMGGC	UPMG (Guangdong) Company Limited	Hong Kong	August 14, 2002	Wholly-owned subsidiary of UPMGI

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

Item 1A.   RISK FACTORS

Risks Related to our Business

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss of $2,701,352 and a negative cash flow from operations of $1,457,854 for the year ended September 30, 2008 and a working capital deficiency of $4,812,117 and a shareholders’ deficit of $4,673,454 at September 30, 2008. These matters raise substantial doubt about the Company’s ability to continue as a going concern if the Company does not secure new outside financing. The Company is currently and continues to make efforts to procure outside financing to strengthen its financial position.

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

On May 12, 2009 , the closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $0.05.

As of May 12, 2009 , there were 133 holders of record of our common stock. As of such date, 50,148,000 common shares were issued and outstanding.

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

Results of Operations for the Year Ended September 30, 2008 as compared to the Year Ended September 30, 2007

	Years ended September 30,		Increase (decrease)
	2008	2007	Amount	Percentage
	($)	($)	($)	(%)

Revenue	545,884	570,217	(24,333)	(4.27%	)
Cost of revenue	168,112	152,184	15,928	10.47%
Gross profit	377,772	418,033	(40,261)	(9.63%	)

Other income (expenses)	(205,033)	(1,550,444)	(1,345,411)	(86.76%	)
Selling expenses	(137,478)	(150,800)	(13,322)	(8.83%	)
General & administrative expenses	(2,660,829)	(794,663)	1,866,166	234.84%

Provision for income tax	(20,111)	(20,510)	(399)	(1.95%	)
Minority interests in net income (loss)	Nil	499,950	(499,950)	(100%	)
Gain (loss) from discontinued operations, net
of taxes	(55,673)	379,454	(435,127)	(114.67%	)

Net loss attributable to common shareholders	(2,701,352)	(1,218,980)	1,482,372	121.61%

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

Revenue for the year ended September 30, 2008 was $545,884. Revenue for the year ended September 30, 2007 was $570,217 . The decrease in revenue of $24,333 for the year ended September 30, 2008 was primarily due to the (i) absence of revenue contribution from the Changsha Center, (ii) revised management fee of the Macau Center, and (iii) absence of a non-recurrent income from trading of baby beds as incurred in 2007. The Changsha Center had ceased paying us service fee since June 2007 and we agreed to revise the monthly service fee of the Macau Center from about $12,820 (equivalent to HK$100,000) to about $5,128 (equivalent to HK$40,000) effective from June 2007.

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

Selling Expenses

Selling expenses are comprised of client entertainment, commissions and salaries for sales personnel, marketing, and travel and lodging expenses. Selling and marketing expenses for the year ended September 30, 2008 was $137,478. Selling and marketing expenses for the year ended September 30, 2007 was $150,800 . The decrease in selling expenses of $13,322 for the year ended September 30, 2008 as compared to 2007 was primarily due to the decrease in travel expenses related to business development.

General and Administrative Expenses

General and administrative expenses include outside consulting services, research & development, executive compensation, quality control, and general overhead such as finance and administrative staff, and depreciation expense. General and administrative expenses for the year ended September 30, 2008 was $2,660,829. Administrative expenses for the year ended September 30, 2007 was $794,663 . The increase in administrative expenses of $1,866,166 for the year ended September 30, 2008 as compared to 2007 was primarily due to the increase in consultancy fees and professional fees incurred in the public listing process of the Company.

Income Tax

The Company accounts for income tax using an asset and liability approach and allows for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either, expire before the Company is able to realize their benefits, or future realization is uncertain. In accordance with the relevant tax laws and regulations of Hong Kong, the Corporate Income Tax (“CIT”) rate applicable to our subsidiaries in Hong Kong is 17.5% of taxable income. On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the “new CIT Law”), effective from January 1, 2008. Under the new CIT Law, the corporate income tax rate applicable to our subsidiaries in the PRC starting from January 1, 2008 will be 25%, replacing the currently applicable tax rate of 33%. We recorded income tax expense amounted to $20,111 and $20,510 for the years ended September 30, 2008 and 2007 respectively.

Minority Interest

Minority interest recorded an income of $Nil and $499,950 for the years ended September 30, 2008 and 2007 respectively. The decrease in minority interest of $499,950 for the year ended September 30, 2008 was primarily due to the decrease in shared loss of a VIP Center.

Net Loss Attributable to Common Shareholders

For the year period ended September 30, 2008, the Company incurred a net loss attributable to common shareholders of $2,701,352 . The loss was primarily due to the decrease in revenue and the increase in general and administrative expenses. For the year ended September 30, 2007, the Company incurred a loss of $1,218,980 . The loss was primarily due to the dividends paid to the convertible preference shareholders.

Liquidity and Capital Resources

As of September 30, 2008, our total assets were $1,499,720 and our total liabilities were $5,313,451 and we had a working capital deficit of $4,812,117. Our financial statements report a net loss of $2,701,352 for the year ended September 30, 2008.

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

The following table sets forth the summary of the Company’s cash flows for the periods indicated:

	Year Ended Sep 30,
	2008	2007
Net cash provided by (used in) operating activities	(1,457,854)	(856,219)
Net cash provided by (used in) investing activities	62,703	935,049
Net cash provided by financing activities	1,129,323	432,871
Net increase (decrease) in cash and cash equivalents	(265,828)	511,701
Cash and cash equivalents, beginning of year	416,705	35,513
Effect of exchange rate changes on cash and cash	78,690	(165,821)
equivalents
Cash and cash equivalents, at end of year	229,567	416,705

Our cash requirement is mainly for daily working capital. As at September 30, 2008, we had $229,567 in cash and cash equivalents and a working capital deficiency of $4,812,117 , compared to $416,705 in cash and cash equivalents and a working capital deficiency of $3,676,602 as of September 30, 2007.

Cash Flows from Operating Activities

For the year ended September 30, 2008, our operating activities used cash of $1,457,854 . For the year ended September 30, 2007, our operating activities used cash of $856,219 . The increase in cash used in operating activities of $601,635 for the year ended September 30, 2008 was primarily due to the increase in net loss resulting from the substantial increase in general and administrative expenses.

Cash Flows from Investing Activities

For the year ended September 30, 2008, our investing activities generated cash of $62,703. For the year ended September 30, 2007, our investing activities generated cash of $935,049. The decrease in cash used in investing activities of $872,346 for the year ended September 30, 2008 was primarily due to the decrease in proceeds from disposals of assets.

Cash Flows from Financing Activities

For the year ended September 30, 2008, our financing activities generated cash of $1,129,323. For the year ended September 30, 2007, our financing activities generated cash of $432,871. The increase in cash generated in financing activities of $696,452 for the year ended September 30, 2008 was primarily due to the increase of proceeds from issuance of common stock and short-term loans. We do not expect any more cash payment or accrued payment for dividends in near term as the majority of the CPS has been converted. Innotech (a shareholder of UPMG) loaned $384,615 (equivalent to HK$3,000,000) and $512,820 (equivalent to HK$4,000,000) to UPMG on January 10, 2008 and January 25, 2008 respectively as the working capital of UPMG.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a net loss of $2,701,352 and a negative cash flow from operations of $1,457,854 for the year ended September 30, 2008 and a working capital deficiency of $4,812,117 , and a shareholders’ deficit of $4,673,454 at September 30, 2008. These matters raise substantial doubt about the Company’s ability to continue as a going concern if the Company does not secure new outside financing. The Company is currently and continues to make efforts to procure outside financing to strengthen its financial position.

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

Independent Auditor’s Report, dated December 24, 2008 of Samuel H. Wong & Co., LLP

Audited Consolidated Balance Sheets as at September 30, 2008 and September 30, 2007

Audited Consolidated Statements of Operations for the year ended September 30, 2008 and for the year ended September 30, 2007

Audited Consolidated Statements of Cash Flows for the year ended September 30, 2008 and for the year ended September 30, 2007

Audited Consolidated Statements of Changes in Stockholders’ Deficit for the year ended September 30, 2008 and for the year ended September 30, 2007

Notes to the Consolidated Financial Statements

China Health Care Corp

Audited Consolidated Financial Statements

September 30, 2008 and 2007

(Stated in US Dollars)

China Health Care Corp

Board of Directors and Stockholders
China Health Care Corp

Report of Registered Independent Public Accounting Firm

We have audited the accompanying consolidated balance sheets of China Health Care Corporation at September 30, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Health Care Corporation at September 30, 2008 and 2007, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

China Health Care Corp

Consolidated Balance Sheets

At September 30, 2008 and 2007

 (Stated in US Dollars)

		At	At
		September 30,	September 30,
Assets	Note	2008	2007

Current assets
Cash	2(d)	$229,567	$416,705
Accounts receivable	2(e),3	193,050	220,557
Related party receivables	4	-	330,068
Prepaid expenses	5	78,717	2,161
Total current assets		501,334	969,491

Non-current assets
Property and equipment	2(f),6	842,710	1,106,665
Goodwill	7	154,809	154,692
Rent and utility deposits		867	79,677
		998,386	1,341,034

Discontinued operations
Accounts receivable		-	-
Related party receivables	15	-	179,540
Prepaid expenses		-	69,871
		-	249,411

Total assets		$1,499,720	$2,559,936

Liabilities, Minority Interest, and Stockholders’ Deficit

Current liabilities
Accounts payable		1,148,030	847,182
Dividends payable		24,884	1,383,880
Related party payables	8	2,510,978	1,693,273
Accrued liabilities	9	126,333	721,758
Convertible preferred stock - $0 par value, 10,000 shares
authorized; 600 and 4,605 shares issued and outstanding at
September 30, 2008 and 2007, respectively	10	1,503,226	-
Total current liabilities		5,313,451	4,646,093

Non-current liabilities
Convertible preferred stock - $0 par value, 10,000 shares
authorized; 600 and 4,605 shares issued and outstanding at
September 30, 2008 and 2007, respectively		-	10,172,376

See Accompanying Notes to the Financial Statements and Accountant’s Report.

China Health Care Corp

Consolidated Balance Sheets

At September 30, 2008 and 2007

(Stated in US Dollars)

		At	At
		September 30,	September 30,
	Note	2008	2007
Liabilities of discontinued operations
Accounts payable		839,219	927,644
Accrued liabilities	15	20,504	22,085
		859,723	949,729

Total liabilities		$6,173,173	$15,768,198

Minority interest		$-	$-

Stockholders’ deficit
Common stock - $0.001 par value, 200,000,000 shares
authorized; 50,148,000 and 39,314,000 shares issued and
outstanding at September 30, 2008 and 2007, respectively		50,148	39,314
Additional paid in capital		21,632,697	10,477,823
Accumulated deficits		(26,310,851)	(23,609,499)
Accumulated other comprehensive income (loss)		(45,448)	(115,900)
Total stockholders' deficit		(4,673,454)	(13,208,262)

Total liabilities, minority interest, and stockholders' deficit		$1,499,720	$2,559,936

See Accompanying Notes to the Financial Statements and Accountant’s Report.

China Health Care Corp

Statements of Operations

For the three months and six months ended June 30, 2008 and 2007

(Stated in US Dollars)

		Year ended	Year ended
		September	September
		30,	30,
	Note	2008	2007
Revenue	2(g),16	$545,884	$570,217

Cost of revenue	2(h)	168,112	152,184
Gross profit		377,772	418,033

Selling expenses	2 (i)	137,478	150,800
General and administrative expenses	2(j)	2,660,829	794,663
Total operating expenses		2,798,307	945,463

Other income (expenses)
Other income		158,173	-
Interest income		320	932
Interest expense		(213,965)	(935,012)
Other expenses		(149,561)	(616,364)
Total other income (expenses)		(205,033)	(1,550,444)

Loss before income tax and minority interest		(2,625,568)	(2,077,874)

Provision for income tax (tax benefit)	2(k)	(20,111)	(20,510)

Loss before minority interest		(2,645,679)	(2,098,384)

less: Minority interest in net income (loss)		-	499,950

Loss from continuing operations		(2,645,679)	(1,598,434)

Gain (loss) from discontinued operations, net of taxes	15	(55,673)	379,454

Net income (loss)		$(2,701,352)	$(1,218,980)

Earnings (loss) per share	2(l),14
Basic and diluted		$(0.0596)	$(0.0311)

Weighted average shares outstanding
Basic and diluted		45,344,093	39,257,595

See Accompanying Notes to the Financial Statements and Accountant’s Report.

China Health Care Corp

Consolidated Statement of Operations

 for the years ended September 30, 2008, and 2007

(Stated in US Dollars)

		Year	Year
		ended	ended
Statement of Comprehensive	Note	September 30,	September 30,
Income (Loss):		2008	2007
Net income (loss)		$(2,701,352)	$(1,218,980)
Other comprehensive income (loss)	2(m)
Foreign currency translation adjustment	2(n)	70,452	(130,510)
Total comprehensive income (loss)		$(2,630,900)	$(1,349,490)

See Accompanying Notes to the Financial Statements and Accountant’s Report.

China Health Care Corp

Consolidated Statements of Changes in Stockholders’ Deficit

for the years ended September 30, 2008 and 2007

(Stated in US Dollars)

	Common Stock		Paid		Other
	Shares	Par	in	Accumulated	Comprehensive
	Outstanding	Amount	Capital	Deficit	Income (loss)	Total
Balance, October 1, 2006	38,856,000	$38,856	$10,177,028	$(22,390,519)	$14,610	$(12,160,025)
Issuance of common stock for cash	418,000	418	233,148			233,566
Issuance of common stock as
compensation	40,000	40	67,647			67,687
Net loss				(1,218,980)		(1,218,980)
Foreign currency translation adjustment					(130,510)	(130,510)
Balance, September 30, 2007	39,314,000	$39,314	$10,477,823	$(23,609,499)	$(115,900)	$(13,208,262)

Balance, October 1, 2007	39,314,000	$39,314	$10,477,823	$(23,609,499)	$(115,900)	$(13,208,262)
Conversion of preferred stock	8,928,000	8,928	9,787,640			9,796,568
Issuance of common stock	1,906,000	1,906	1,367,234			1,369,140
Net loss				(2,701,352)		(2,701,352)
Foreign currency translation adjustment					70,452	70,452
Balance, September 30, 2008	50,148,000	$50,148	$21,632,697	$(26,310,851)	$(45,448)	$(4,673,454)

See Accompanying Notes to the Financial Statements and Accountant’s Report.

China Health Care Corp.

Consolidated Statement of Cash Flows

for the years ended September 30, 2008, and 2007

(Stated in US Dollars)

	Year	Year
	ended	Ended
	September 30,	September 30,
	2008	2007
Cash Flow from Operating Activities
Net income (loss)	$(2,701,352)	$(1,218,980)

Adjustments to reconcile net loss to net cash used in operating activities:
Preferred dividends included in interest	-	560,268
Depreciation	279,944	(384,074)
Impairment of assets	-	391,825
Decrease/(Increase) in accounts receivable	27,507	(66,967)
Decrease/(Increase) in related party receivable	509,608	(336,559)
Decrease/(Increase) in prepaid expenses	(6,685)	(31,339)
(Decrease)/Increase in accounts payables	212,424	(712,980)
(Decrease)/Increase in accrued liabilities	(597,005)	(317,451)
(Decrease)/Increase in related party payable	817,705	1,290,847
(Decrease)/Increase in customer deposit	-	(30,806)
Cash Sourced from/(Used in) operating activities	(1,457,854)	(856,219)

Cash Flows from Investing Activities
Rent and utility (deposits paid)/deposits refund	(15,989)	(68,129)
(Acquisition of minority interest at premium generating goodwill)	(117)	(292)
Proceeds from sales of/(purchase of) equipment	78,809	1,003,469
Cash Sourced from/(Used in) investing activities	62,703	935,049

Cash Flows from Financing Activities
Proceeds from issuance of stock	-	301,253
Issuance of convertible preferred stock	1,129,323	131,618
Cash Sourced from/(Used in) Financing Activities	1,129,323	432,871

Net Increase/(Decrease) in Cash & Cash Equivalents for the Period	(265,828)	511,701

Effect of Currency Translation	78,690	(165,821)

Cash & Cash Equivalents at Beginning of Period	416,705	35,513

Cash & Cash Equivalents at End of Period	$229,567	$416,705

Supplementary cash flow information:
Interest received	320	932
Interest paid	(251,948)	(374,743)
Taxes paid	103	73

See Accompanying Notes to the Financial Statements and Accountant’s Report.

China Health Care Corp

Notes to Financial Statements

for the years ended September 30, 2008, and 2007

(Stated in US Dollars)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

History

China Health Care Corporation (the “Company” (OTCBB: CHCC)) was incorporated in the state of Wyoming on February 11, 2005 under the name of The Cavalier Group. On May 13, 2008, the Secretary of State of Wyoming effected a change of Company name to China Health Care Corporation, as approved by our shareholders. On January 20, 2008, the Company entered into a share exchange agreement with United Premier Medical Group Limited (“UPMG”) and its shareholders to acquire all of the outstanding common shares of UPMG. The transaction closed on July 24, 2008.

The share exchange transaction has been accounted for as a recapitalization of UPMG where the Company CHCC (the legal acquirer) is considered the accounting acquiree and UPMG (the legal acquiree) is considered the accounting acquirer. As a result of this transaction, the Company is deemed to be a continuation of the business of UPMG.

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

The business was founded in 2001, with UPMG as the ultimate holding company. UPMG was organized under the laws of Cayman Island on March 28, 2003, whereas UPMG International Limited (“UPMGI”) was incorporated in the British Virgin Islands on September 15, 2003. The intention is to build the Company using a holding company structure, with a top-level entity owning interests in operating entities. Separate operating entities are established in each geographic region. At times, the company owns less than 100% of an operating entity because this enables the use of resources and expertise of local partners.

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

China Health Care Corp

Notes to Financial Statements

for the years ended September 30, 2008, and 2007

(Stated in US Dollars)

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

The Company owned the following subsidiaries at September 30, 2008 and 2007:

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

China Health Care Corp

Notes to Financial Statements

for the years ended September 30, 2008, and 2007

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

The consolidated financial statements include the accounts of UPMG and its consolidated subsidiaries. UPMG wholly owns UPMGI, which in turn directly holds 12 wholly-owned subsidiaries and indirectly holds 4 subsidiaries including HB-GZ (100% in equity interest), BK-SH (90% in equity interest), UBK-SZ (100% in equity interest), and UPMG-MU (50% in equity interest). Besides, UPMG holds 51% in equity interest of PHL,

China Health Care Corp

Notes to Financial Statements

for the years ended September 30, 2008, and 2007

(Stated in US Dollars)

which in turn, wholly owns two direct subsidiaries and holds 62% in equity interest of UPMGIG, which in turn wholly owns UPMGGC

Business

The Company provides consultancy services to the VIP Maternity & Gynecological Centers (the “VIP Birthing Centers”) in the PRC. These services are provided in conjunction with Johns Hopkins International, LLC, a U.S. based healthcare provider, and based upon a Consultancy Agreement with JHI. (The Company and JHI are currently disputing certain material terms of the consultancy agreement – see below, and note 14). The first VIP Birthing Center commenced operations in October 2002 at the International Peace Maternity & Child Health Hospital in Shanghai. Over the past six years, the Company has signed co-operative agreements with a number of hospitals in Obstetrics / Gynecology (“OB/GYN”) across the PRC in cities including Beijing, Shanghai, Guangzhou, Foshan, Wuxi, Xiamen, Changsha, and Hangzhou. In 2006, the Company signed a management agreement with the University Hospital at Macau University of Science and Technology (“UH-MUST”) whereby the Company provides general hospital management consultancy service.

The Company is currently under contracts to provide consultancy services to a total of five VIP Birthing Centers in the PRC and to manage a private hospital in Macau. These centers are located in Wuxi (“the Wuxi Center”), Xiamen (“the Xiamen Center”), Changsha (“the Changsha Center”), Foshan (“the Foshan Center”), and Hangzhou (“the Hangzhou Center”). The Wuxi Center, the Xiamen Center, and the hospital in Macau are operated under service contracts, and receive a monthly fee for the services. The Company has had difficulty enforcing these contracts, and three of the VIP Birthing Centers have ceased complying with our payment terms (the Changsha Center, the Foshan Center, and the Hangzhou Center). The Company engaged lawyers to negotiate with the host hospitals for settlement. The Company also had a VIP Birthing Center in Shanghai (“the Shanghai Center”). The Shanghai Center has not made any payment to the Company since January 2006; consequently, the Company has taken legal action against the host hospital for breach of contract.

The Company had an additional VIP Birthing Center in Guangzhou (“the Guangzhou Center”) which ceased its operation in March 2007. The invested assets were sold back to its host hospital. The net sales proceeds of these assets amounted to $1,296,944. For the abovementioned defaulting centers, the Company has not accrued any revenue for the years ended September 30, 2008 and 2007.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a net loss of $2,710,352 and a negative cash flow from operations of $1,533,888 for the period ended September 30, 2008 and a working capital deficiency of $4,812,117, and a shareholders’ deficit of $4,673,454 at September 30, 2008. These matters raise substantial doubt about the Company’s ability to continue as a going concern if the Company does not secure adequate new capitalization. The Company currently and continues to make efforts to procure outside financing to strengthen its financial position.

China Health Care Corp

Notes to Financial Statements

for the years ended September 30, 2008, and 2007

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

China Health Care Corp

Notes to Financial Statements

for the years ended September 30, 2008, and 2007

(Stated in US Dollars)

Software	5 years
Center equipment	5 years
Office equipment	5 years
Furniture and fixtures	5 years
Machinery	5 years
Leasehold improvement based on lease term	5 - 10 years

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

China Health Care Corp

Notes to Financial Statements

for the years ended September 30, 2008, and 2007

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

China Health Care Corp

Notes to Financial Statements

for the years ended September 30, 2008, and 2007

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

China Health Care Corp

Notes to Financial Statements

for the years ended September 30, 2008, and 2007

(Stated in US Dollars)

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

3.	ACCOUNTS RECEIVABLE

	At	At
	September 30,	September 30,
	2008	2007
Total Accounts Receivable-Trade	$193,050	$220,557
Less: Allowance for Bad Debt	-	-
	$193,050	$220,557

Allowance for Bad Debts
Beginning Balance	$-	$(16,285)
Allowance Provided	-	-
Less: Reversal	-	(16,285)
Ending Balance	$-	$-

4.	RELATED PARTY RECEIVABLE

	At	At
	September 30,	September 30,
	2008	2007
Yuen Yee Wong	$-	$181,148
Robert Yao Wing Wong	-	291,661
Burt Ahrens	-	18
Employee compensation	-	36,781
	$-	$509,608

5.	PREPAID EXPENSES

The prepaid expenses at September 30, 2008 and September 30, 2007 are shown in the following table: -

	At	At
	September 30,	September 30,
	2008	2007
Purchases of baby beds	$74,689	$-
Various miscellaneous	4,028	-
Medical insurance	-	2,043
Employee compensation	-	118
	$78,717	$2,161

China Health Care Corp

Notes to Financial Statements

for the years ended September 30, 2008, and 2007

(Stated in US Dollars)

6.	PROPERTY AND EQUIPMENT

Property and equipment, which are stated at cost less depreciation, were comprised of the following: -

	At	At
	September 30,	September 30,
	2008	2007
Category of Asset
Furniture & fixtures	$492,631	$561,582
Office equipment	8,738	1,911
Computer software	42,470	42,438
Leasehold improvement	241,208	241,025
Center equipment	925,468	-
Machinery	-	847,568
	1,7101,515	1,694,524
Less: Accumulated Depreciation
Furniture & fixtures	214,668	192,423
Office equipment	1,503	142
Computer software	18,661	10,519
Leasehold improvement	94,474	70,299
Center equipment	538,499	-
Machinery	-	314,476
	867,805	587,859

Equipment, net	$842,710	$1,106,665

7.	GOODWILL

Goodwill amounting to $154,810 and $154,692 as of September 30, 2008 and September 30, 2007 are related to the acquisition of the minority interest of PME-WX, for which the company’s subsidiary, UMPGI, purchased the remaining 20% of interest from other stockholder in 2004. Management annually reviews the carrying value of goodwill using the sum of the undiscounted cash flows generated by PME-WX to determine if an impairment charge is necessary. The Company has determined no impairment to the goodwill as of date.

8.	RELATED PARTY PAYABLES

The following table presents the balances the Company owed to related parties.

China Health Care Corp

Notes to Financial Statements

for the years ended September 30, 2008, and 2007

(Stated in US Dollars)

	At	At
	September 30,	September 30,
	2008	2007
Due to Director: Yuen Yee Wong	$-	$891,631
Due to Director: Robert Yao Wing Wong	854,892	18,749
Autoscale	-	612
Loan from Innotech	1,656,086	782,281
	$2,510,978	$1,693,273

Due to Director

Payables to the Company’s directors are non-interest-bearing and, payable on demand. There is no impact to the statement of operations as result of the payables to the directors.

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

The following table summarizes the loan from related party: -

At
September 30,
2007
Loan principal amount	$1,670,212
Accrued interest payable	65,713
Repayment, net	(93,360)
Translation difference	13,521
Balance at June 30, 2008	$1,656,086

On April 29, 2008, the loan from related party was extended as below:

Date of Loan	Loan Principal	Loan Principal	Original	New
Agreement	Amount (USD)	Amount (HKFD)	Repayment Date	Repayment Date
June 20, 2007	772,777	(HK$6,000,000)	June 22, 2008	December 22, 2008
January 10, 2008	384,615	(HK$3,000,000)	January 9, 2009	July 9, 2009
January 25, 2008	512,820	(HK$4,000,000)	January 24, 2009	July 24, 2009
	$1,670,212

China Health Care Corp

Notes to Financial Statements

for the years ended September 30, 2008, and 2007

(Stated in US Dollars)

9.	ACCRUED LIABILITIES

	At	At
	September 30,	September 30,
	2008	2007
Henry J. Macfarland (Regular operating
expenses)	$-	$158,590
Johns Hopkins (JHI)	-	550,000
Alice Kramer	-	-
Income taxes	40,799	20,585
Business taxes	14,686	-
General operating expense	91,353	14,668
	$146,838	$743,843

PMEI was once in negotiation with JHI concerning the amount owed to JHI for services and the use of the JHI trademarks for the period June 2005 through March 2006. JHI has invoiced a total of $550,000 for these services. As PMEI was dissolved in November 2007, the amount to be paid to JHI ultimately becomes a liability of the Company, and the Company has accrued the amount of $550,000 and subsequently paid $100,213 resulting in outstanding balance of $449,787.

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

China Health Care Corp

Notes to Financial Statements

for the years ended September 30, 2008, and 2007

(Stated in US Dollars)

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

From February to September 30, 2008, 4,463 shares of Convertible Preferred Stock were converted to 4,464 shares of UPMG common stock. The outstanding number of shares of Convertible Preferred Stock at September 30, 2008 was 600. The converted shares were subsequently exchanged for shares in the Company pursuant to the share exchange agreement detailed in Note 12 – Subsequent Events. Since the Company accounted for the share exchange transaction as a recapitalization transaction, the equity of the Company has been retroactively restated to the first period presented. The shares that had been converted at September 30, 2008 have been included in the Company’s common stock. The remaining 600 shares of convertible preferred stock at September 30, 2008 have been accounted for as a current liability, because during the three months ended September 30, 2008, the Company re-examined the characteristics of the Convertible Preferred Stock. The Company concluded the mandatory redemption feature, liquidation preference to common stockholders, and cumulative dividends were characteristics akin to liabilities. The Company has booked the redemption premium as interest expense for the period.

The Company is currently in arbitration with the holders of the remaining 600 shares of Convertible Preferred Stock over the Company’s intension to force conversion of their shares into common shares. The Company has retained counsel to represent it in arbitration.

The related outstanding dividends payable for the Convertible Preferred Stock at September 30, 2008 and 2007 was $24,884 and $1,587,328.

11.	INCOME TAXES

In accordance with the relevant tax laws and regulations of Hong Kong, the corporate income tax rate applicable to the subsidiaries of the Company in Hong Kong is 17.5% of taxable income. On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”), effective from January 1, 2008. Under the New CIT Law, the corporate income tax rate applicable to the subsidiaries of the Company in the PRC starting from January 1, 2008 is 25%, replacing the previously applicable tax rate of 33%. The New CIT Law has an impact on the deferred tax assets and liabilities of the Company. Effects arising from the enforcement of New CIT law have been reflected into the accounts by applying the new tax rate. The Company was not liable for U.S. Income Tax for the years ended September 30, 2008 and 2007 since the Company continued to incur net operating losses during these years and prior years.

China Health Care Corp

Notes to Financial Statements

for the years ended September 30, 2008, and 2007

(Stated in US Dollars)

12.	SUBSEQUENT EVENTS

China Health Care Corporation appointed Mr. Siew Man Pang as Chief Executive Officer effective October 1, 2008. Mr. Pang replaced Mr. Henry J. Macfarland who will stay on as Senior Group Advisor. See the Form 8- K filed by the Company on October 10, 2008 for further details.

13.	STOCK COMPENSATION EXPENSE

During the twelve months ended September 30, 2008 and 2007 UPMG issued 953 shares and 20 shares of its common stock as compensation, respectively. The 953 shares and 20 shares of UPMG were equivalent to 1,906,000 shares and 40,000 shares of the Company’s common stock. The values of the 953 shares and 20 shares of common stock that were expensed to the company’s statements of operations were $1,369,140 and $67,687. The valuation of these shares was determined by using price similar to that used for the sale of common shares to other UPMG stockholders. As a result of the lack of secondary market at the time of issuance of UPMG’s common stock as compensation, the Company believes that the use of a price that other investors had paid was a reasonable measure of fair market value.

The Company, including any of its subsidiaries, did not grant options or rights at any time to create any stock related liabilities at September 30, 2008 and 2007.

China Health Care Corp

Notes to Financial Statements

for the years ended September 30, 2008, and 2007

(Stated in US Dollars)

14.	EARNINGS PER SHARE

Components of basic and diluted earnings per share were as follows:

	Year	Year
	ended	ended
	September 30,	September 30,
	2008	2007
Loss from continuing operations	(2,645,679)	(1,598,434)

Net Loss	(2,701,352)	(1,218,980)
Loss attributable to common stockholders	(2,701,352)	(1,218,980)

Original shares	39,257,594	38,856,000
– Addition to common stock from issuances	6,086,499	401,594
Basic weighted average shares outstanding	45,344,093	39,257,594

Dilutive Shares:
– Addition to common stock if preferred stock had been converted *	-	-
Diluted Weighted Average Shares Outstanding:	45,344,093	39,257,594

Earnings (Loss) Per Share
– basic	(0.0596)	(0.0311)
– diluted	(0.0596)	(0.0311)
Weighted average shares outstanding
– basic	45,344,093	39,257,594
– diluted	45,344,093	39,257,594

Supplemental Data
Earnings (loss) per share from continuing operations	(0.0583)	(0.0407)

* If the preferred stock had been converted it would have been antidilutive, accordingly there was no potentially dilutive effect from them.

China Health Care Corp

Notes to Financial Statements

for the years ended September 30, 2008, and 2007

(Stated in US Dollars)

15.	DISCONTINUED OPERATIONS

Results of Operations
for the year ended
September 30, 2008

	Changsha	Hangzhou	Foshan	Shanghai	Guangzhou	Total

Revenue	-	-	-	-	-	$-
Cost of revenue	-	-	-	-	-	-
Gross profit	-	-	-	-	-	-

Selling expenses	-	-	-	-	-	-
General and administrative expenses	2,689	27	27,994	-	24,963	55,673

Total operating expenses	2,689	27	27,994	-	24,963	55,673

Other income	-	-	-	-	-	-
Other expense	-	-	-	-	-	-
Taxes	-	-	-	-	-	-

Net income (loss)	(2,689)	(27)	(27,994)	-	(24,963)	$(55,673)

VIP Birthing Centers
Results of Operations
for the year ended
September 30, 2007

	Changsha	Hangzhou	Foshan	Shanghai	Guangzhou	Total

Revenue	62,954	-	-	-	-	$62,954
Cost of revenue	-	-	88,915	-	-	88,915
Gross profit	62,954	-	(88,915)	-	-	(25,961)

Selling expenses	401	1,888	158	1,134	-	3,581

General and administrative expenses	192,040	1,493	6,751	152,744	204,938	557,966

Total operating expenses	192,441	3,381	6,909	153,878	204,938	561,547

Other income	-	-	-	2	969,366	969,368
Other expense	(243)	(38)	(379)	(1,491)	(255)	(2,406)
Taxes	-	-	-	-	-	-

Net income (loss)	(129,730)	(3,419)	(96,203)	(155,367)	764,173	$379,454

China Health Care Corp

Notes to Financial Statements

for the years ended September 30, 2008, and 2007

(Stated in US Dollars)

The Company did not accrue additional allowance for doubtful accounts for the accounts receivable for discontinued operations.

China Health Care Corp

Notes to Financial Statements

for the years ended September 30, 2008, and 2007

(Stated in US Dollars)

VIP Birthing Centers
Financial Position
At September 30, 2008	Changsha	Hangzhou	Foshan	Shanghai	Guangzhou	Total
Current assets
Accounts receivable	$-	$-	$-	$-	$-	$-
Related party receivables	-	-	-	-	-	-
Prepaid expenses	-	-	-	-	-	-
Total current assets	-	-		-	-	-

Non-current assets
Property and equipment, net	-	-	-	-	-	-
Total assets	-	-	-	-	-	-

Current liabilities
Accounts payable	2,401	-	60,713	776,105	-	839,219
Related party payable	-	-	-	-	-	-
Accrued liabilities	1,287	772	1,287	12,960	4,198	20,504
Total current liabilities	3,688	772	62,000	789,065	4,198	859,723

Total liabilities	3,688	772	62,000	789,065	4,198	859,723

Net assets	$(3,688)	$(772)	$(62,000)	$(789,065)	$(4,198)	$(859,723)

VIP Birthing Centers
Financial Position
At September 30, 2007	Changsha	Hangzhou	Foshan	Shanghai	Guangzhou	Total
Current assets
Accounts receivable	-	-	-	-	-	-
Related party receivables	-	-	-	179,540	-	179,540
Prepaid expenses	-	-	-	-	69,871	69,871
Total current assets	-	-		179,540	69,871	249,411
Non-current assets
Property and equipment, net	-	-	-	-	-	-

Total assets	-	-	-	179,540	69,871	249,411

Current liabilities
Accounts payable	2,400	-	123,072	802,172	-	927,644
Related party payable	-	-	-	-	-	-
Accrued liabilities	2,071	772	1,652	13,395	4,195	22,085
Total current liabilities	4,471	772	124,724	815,567	4,195	949,729
Total liabilities	4,471	772	124,724	815,567	4,195	949,729

Net assets	(4,471)	(772)	(124,724)	(636,027)	65,676	(700,318)

China Health Care Corp

Notes to Financial Statements

for the years ended September 30, 2008, and 2007

(Stated in US Dollars)

16.	RISKS

Doing Business in the PRC

The Company’s operations are conducted in the People’s Republic of China (the “PRC”). Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environment in the PRC, and by the general state of the PRC economy.

Concentrations

For the year ended September 30, 2008, the Company derived its revenue from three VIP Birthing Centers. Each VIP Birthing Center unto itself can be considered single customers, and, as such, by virtue of there were only three centers, there was a concentration of risk in the Company’s revenues. The following provides a table of each centers’ contribution by amount and percentage for the nine months presented.

	September 30, 2008		September 30, 2007
Operating
VIP		Percentage		Percentage
Birthing		Contribution		Contribution to
Centers	Amount	to Revenue	Amount	Revenue

Xiamen	$100,948	18.49%	$120,533	21.14%
Wuxi	377,509	69.16%	292,322	51.27%
Macau	61,593	11.29%	157,362	27.59%
Others	5,833	1.06%

	$545,884	100.00%	$570,217	100.00%

17.	COMMITMENTS AND CONTINGENCIES

A. Legal proceeding against IPMCHH

Proactive Medicare Enterprise (HK) Limited, a subsidiary of UPMG, is a plaintiff of a legal proceeding regarding a civil claim against a hospital in the PRC namely, International Peace Maternity & Child Health Hospital of the China Welfare Institute (“IPMCHH” or the “defendant”) who refused to pay consultancy fees to PME-HK since April 2005, which may aggregate to $2,890,000

On April 10, 2007, Proactive Medicare Enterprise (HK) Limited (“PME-HK”) brought a civil action to the Shanghai No. 1 Intermediate People’s Court (the “Shanghai Court”) in the PRC against IPMCCH for breach of contract. A statement of claim from PME-HK was sent to the Shanghai Court for acceptance of review. The proposed claims regarding this civil action included: (i) To order IPMCHH to honor the co-operative agreement signed between PME-HK and IPMCHH on February 2, 2004; (ii) To order IPMCHH to pay the consultant fee amounted $2,890,000 (equivalent to RMB22,677,123) in arrears owed to PME-HK, and (iii) IPMCHH shall bear the cost of this action.

On April 12, 2007, the statement of claim was legally accepted and filed by the Shanghai Court (Notification of Acceptance: (2007) Hu Yi Zhong Min Wu (Shang) Chu Zi No. 93). On May 29, 2007, the first instance of the

China Health Care Corp

Notes to Financial Statements

for the years ended September 30, 2008, and 2007

(Stated in US Dollars)

case was held to establish the case. On January 23, 2008, the second instance of the case was held to further negotiate a mutually accepted settlement plan. Through the mediation of the Shanghai Court, PME-HK and IPMCHH, so far, have gone through several rounds of negotiation for a mutually agreed settlement amount in recent months but a final settlement amount has yet to be confirmed.

The result of this claim cannot be predicted, and it is possible that the ultimate resolution of the matters, individually or in the aggregate, may have a material adverse effect on the Company’s business (either in the near-term or in the long-term), financial position, results of operations, or cash flows. Though the management of the Company believes a portion of this claim may be recovered, the Company has reasonably estimated the uncertain portion and has eliminated their revenue contribution in 2008 and 2007.

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

C. Contingent relationship with JHI

The Company is currently in dispute with JHI mainly on the fee structure, outstanding fee owed to JHI and use of “JHI” brand in future, and the Company is actively negotiating with JHI for settlement. As indicated in an email from JHI dated April 22, 2008, the Company believes that JHI is willing to provide limited support depending on JHI’s receiving advance payment for any services requested. The Company also believes that JHI is willing to proceed with settlement negotiations with the Company as long as the Company commits to pay a lump sum of $300,000 as the settlement of consulting services provided before. Given the positive attitude of JHI, the Company believes the negotiation outcome would be positive and constructive. The amount to be paid to JHI will ultimately be a liability of the Company, and the Company has accrued the amount of $550,000 during the year ended September 30, 2006. This amount appears as Accrued Liabilities on the Company’s balance sheet at September 30, 2008 and 2007.

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

ITEM 9A.   Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our acting chief executive officer and acting chief financial officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of September 30, 2008, the year end covered by this report, we carried out an evaluation, under the supervision and with the participation of our acting chief executive officer and acting chief financial officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our acting chief executive officer and acting chief financial officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of September 30, 2008, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of evaluation date and identified the following material weaknesses:

Insufficient Resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures.

Lack of Audit Committee: We do not have a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing audit committee members in the future.

Management, including our acting chief executive officer, have discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

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

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Faith Lam	Director of Accounting and Procurement Interim Chief Executive Officer and Interim Chief Financial Officer	41	July 24, 2008 February 1, 2009
Wong Yuen Yee	Director	46	July 24, 2008
Gerald Lau	Director	51	March 11, 2009
Andrew B. Kramer	Director	46	July 24, 2008

Faith Lam, Interim Chief Executive Officer and Interim Chief Financial Officer

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

Gerald Lau, Director

Mr. Gerald Lau is a Chief Executive Officer and Director of Biopack Environmental Solutions Inc. (a publicly listed OTC Bulletin Board company) since March 27, 2007, where he is responsible for accounting functions, as well as overall financial planning and management. During the period of November 2004 to June 2006, Mr. Lau served as a director for Good Value International Limited, Good Value Galaxy Limited and Joint Eagle Investment Limited. From November 2002 to October 2004, he served as an executive director of GIN International Limited, a Hong Kong based company specializing in SMS text messaging services. While with GIN International Limited, Mr. Lau was responsible for the general administration and accounting matters. Mr. Lau was awarded a bachelors degree in Business Administration majoring in Business Economics & Quantitative Methods at University of Hawaii at Manoa in August 1981.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended September 30, 2008, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Required Forms
Faith Lam	1(3)	1(3)	1
Wong Yuen Yee	1(3)	1(3)	N/A
Wong Yao Wing	1(3)	1(3)	1
Andrew B. Kramer	1(3)	1(3)	1

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

Director Independence

We currently act with three directors, consisting of Wong Yuen Yee, Gerald Lau and Andrew B. Kramer. We have determined that Wong Yuen Yee, Gerald Lau and Andrew B. Kramer are “independent directors” as defined in NASDAQ Marketplace Rule 4200(a)(15).

Committees of the Board

All proceedings of our board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the state of Wyoming and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our directors.

Our company does not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The directors believe that, given the early stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. Our directors assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Share Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compens ation ($)	Nonqualif ied Deferred Compens ation Earnings ($)	All Other Compen sation ($)	Total ($)
Gerald W. Williams Former President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director (1)	2008 2007	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Henry J. Macfarland Former Chief Executive Officer(1)(2)	2008 2007	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	127,733 Nil	127,733 Nil
Pang Siew Man Former Chief Executive Officer(5)(6)	2008 2007	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Edwin Chan Former Chief Financial Officer(4)(6)	2008 2007	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	49,336 Nil	49,336 Nil
Dr. Kenneth Lee Former Chief Operating Officer (3)(6)	2008 2007	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	135,010 102,657	135,010 102,657
Faith Lam Interim Chief Executive Officer and Interim Chief Financial Officer(6)	2008 2007	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)

Mr. Williams resigned as our president, chief executive officer, secretary and treasurer on July 24, 2008 when Henry J. Macfarland was appointed as chief executive officer of our company following the closing of the share exchange agreement.

32

(2)

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

(5)

On October 1, 2008, the Company entered into an employment agreement with Mr. Pang Siew-man as the Chief Executive Officer of the Company and its subsidiaries with a monthly compensation of $15,384 plus two months salary as the bonus. Mr. Pang is also entitled to a total of 500,000 share options of the Company exercisable at $0.70 after the first anniversary of his employment with the Company. These options terminated upon Mr. Pang’s resignation on February 1, 2009. There is no arrangement or plan in which pension, retirement or similar benefits under this agreement.

(6)

On February 1, 2009, Mr. Siew Man Pang resigned as our Chief Executive Officer, Mr. Edwin Chan resigned as our Chief Financial Officer and Mr. Kenneth Lee resigned as our Chief Operating Officer. As a result of these resignations, Mr. Faith Lam was appointed as our Interim Chief Executive Officer and Interim Chief Financial Officer.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 19, 2008, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

As of May 19, 2009, we had 50,148,000 shares of Common Stock outstanding.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Faith Lam Rm 2303, Po Shan House, Po Pui Court, Kwun Tong, Hong Kong	Common Share	178,800	0.36%
Andrew B. Kramer 622 Third Avenue 32nd Floor New York, NY 10017	Common Share	262,000	0.52%
Wong Yuen Yee Flat E, 12/F, Monticello, 48 Kennedy Road, Wanchai, Hong Kong	Common Share	0	0%
Gerald Lau Rm 903, Tung Wai Commercial Building 109 – 111 Gloucester Road Wan Chai, Hong Kong	Common Share	0	0%
Directors and Executive Officers as a Group	Common Share	440,800	0.88%
Autoscale Resource Ltd. Rm 903, Tung Wai Commercial Building 109 – 111 Gloucester Road Wan Chai, Hong Kong	Common Share	12,000,000	23.9%
Gerald W. Williams 5728 – 125A Street Surrey, BC V3X 3G8	Common Share	4,000,000	7.8%

(1)   Based on 50,148,000 shares of Common Stock outstanding as of May 19, 2009. Except as otherwise indicated, we believe that the beneficial owners of the Common Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

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

Director Independence

We currently act with three directors, consisting of Wong Yuen Yee, Gerald Lau and Andrew B. Kramer. We have determined that Wong Yuen Yee, Gerald Lau and Andrew B. Kramer are “independent directors” as defined in NASDAQ Marketplace Rule 4200(a)(15).

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
(21)	Subsidiaries of the Small Business Issuer
UPMG International Limited
Proactive Medicare Enterprise (Hong Kong) Limited
Proactive Medicare (Shenzhen) Company Limited
Proactive Medicare (Changsha) Company Limited
Proactive Medicare (Xiamen) Company Limited
Proactive Medicare (Nanjing) Company Limited

Exhibit No.	Description
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

/s/ Faith Lam
By: Faith Lam
Interim Chief Executive Officer,
Interim Chief Financial Officer
Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer
Dated: May 27, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Faith Lam
By: Faith Lam
Interim Chief Executive Officer,
Interim Chief Financial Officer
Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer
Dated: May 27, 2009

/s/ Wong Yuen Yee
By: Wong Yuen Yee
Director
Dated: May 27, 2009

/s/ Gerald Lau
By: Gerald Lau
Director
Dated: May 27, 2009

/s/ Andrew B. Kramer
By: Andrew B. Kramer
Director
Dated: May 27, 2009