Form 10-Q
period 2009-06-30
CHINA HEALTH CARE CORP
filed 2009-08-21
CIK 1333878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

Or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission File Number 333-127016

CHINA HEALTH CARE CORPORATION
(Exact name of registrant as specified in its charter)

Wyoming	98-0463119
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Rm 904, Tung Wai Commercial Building, 109 – 111 Gloucester Road Wan Chai, Hong Kong
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
[X] YES [ ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[ ] YES [X] NO

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
[ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 50,148,000 common shares issued and outstanding as August 19, 2009

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

China Health Care Corp

Unaudited Financial Statements

June 30, 2009 and September 30, 2008

(Stated in US Dollars)

China Health Care Corp

Board of Directors and Stockholders
China Health Care Corp

Report of Registered Independent Public Accounting Firm

We have reviewed the accompanying interim consolidated balance sheets of China Health Care Corp (the “Company”) as of June 30, 2009 and September 30, 2008, and the related consolidated statement of operations, changes in stockholders’ equity, and cash flows for the three-month and nine-month periods ended June 30, 2009 and 2008. These interim consolidated financial statements are the responsibility of the Company's management.

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

South San Francisco, California	Samuel H. Wong & Co., LLP
August 12, 2009	Certified Public Accountants

China Health Care Corp
Consolidated Balance Sheets
At June 30, 2009 and September 30, 2008
(Stated in US Dollars)

		At	At
		June 30,	September 30,
	Note	2009	2008
Assets		(unaudited)	(audited)
Current assets
Cash	2 (d)	$26,630	$229,567
Accounts receivable	2 (e),3	435,860	193,050
Prepaid expenses	4	11,325	78,717
Total current assets		473,815	501,334

Non-current assets
Property and equipment	2 (f),5	636,259	842,710
Goodwill	6	155,203	154,809
Rent and utility deposits		4,180	867
Total non-current assets		795,642	998,386

Assets of discontinued operations
Cash		48	-
Accounts receivable		208,155	-
		208,203	-

Total assets		1,477,660	$1,499,720

Liabilities, Minority Interest, and Stockholders’ Deficit
Current liabilities
Accounts payable		593,904	570,894
Dividends payable		19,915	24,884
Related party payables	7	3,228,376	2,510,978
Accrued liabilities	8	695,618	703,469
Convertible preferred stock - $0 par value, 10,000 shares
authorized; 600 and 4,605 shares issued and outstanding at June
30, 2009, and September 30, 2008, respectively	9	1,503,226	1,503,226
Total current liabilities		6,041,039	5,313,451

Liabilities of discontinued operations
Accounts payable		916,556	839,219
Accrued liabilities	14	106,794	20,504
		1,023,350	859,723

Total liabilities		7,064,389	$6,173,173

See Accompanying Notes to the Financial Statements and Accountant’s Report.

China Health Care Corp
Consolidated Balance Sheets
At June 30, 2009 and September 30, 2008
(Stated in US Dollars)

		At		At
		June 30,		September 30,
	Note	2009		2008
		(unaudited)		(audited)
Stockholders’ deficit
Common stock - $0.001 par value, 200,000,000 shares
authorized; 50,148,000 and 50,148,000 shares issued and
outstanding at June 30, 2009 and September 30, 2008,			$
respectively		$50,148		50,148
Additional paid in capital		21,632,697		21,632,697
Statutory Reverse		4,782		-
Accumulated deficits		(27,092,307)		(26,310,851)
Accumulated other comprehensive income (loss)		(237,874)		(45,448)
Minority interest		55,825		-

Total stockholders' deficit		(5,586,729)		(4,673,454)

Total liabilities, minority interest, and stockholders' deficit		1,477,660		$1,499,720

See Accompanying Notes to the Financial Statements and Accountant’s Report.

China Health Care Corp
Consolidated Statement of Operations
for the three and nine months ended June 30, 2009 and 2008
(Stated in US Dollars)

		3 months ended	3 months ended	9 months ended	9 months ended
		June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Revenue	2 (g),15	61,085	127,482	223,734	358,959
Cost of revenue	2 (h)	48,291	47,581	111,383	138,526
Gross profit		12,794	79,901	112,351	220,433

Selling expenses	2 (i)	8,317	25,005	29,024	107,124
General and administrative expenses	2 (j)	100,500	96,553	1,265,920	2,127,381
Total operating expenses		108,817	121,558	1,294,944	2,234,505

Other income (expenses)
Other income		356,274	5,603	365,000	8,454
Interest income		8	-	40	-
Interest expense		(9,442)	(57,492)	(29,257)	(83,513)
Other expenses		28,841	-	(11,969)	-
Total other income (expenses)		375,681	(51,889)	323,814	(75,059)

Loss before income tax		279,658	(93,546)	(858,779)	(2,089,131)

Provision for income tax	2 (k)	-	7,402	-	26,444
Loss from continued operations		279,658	(100,948)	(858,779)	(2,115,575)
Gain (Loss) from discontinued operations, net
of taxes	14	773	-	82,423	-
Net (Loss) before non-controlling interests		280,431	(100,948)	(776,356)	(2,115,575)
Net (Loss) Attributable to:
- Parent		280,431	(100,948)	(776,356)	(2,115,575)
- Non-controlling Interest		(335)	7,796	(318)	15,817
Net Income/(Loss)		280,096	(93,152)	(776,674)	(2,099,758)
- Preferred dividends		-	-	-	(148,324)
		280,096	(93,152)	(776,674)	(2,248,082)

Earnings (loss) per share	2 (l),13
Basic and diluted		0.0056	(0.0019)	(0.0155)	(0.0514)
Weighted average shares outstanding
Basic and diluted		50,148,000	48,874,769	50,148,000	43,742,781

Statement of Comprehensive Income		3 months ended	3 months ended	9 months ended	9 months ended
(Loss):	Note	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Net income (loss)		280,096	(93,152)	(776,674)	(2,099,758)
Other comprehensive income (loss)	2 (m)
Foreign currency translation
adjustment	2 (n)	3,724	2,627	(196,219)	1,401
Total comprehensive income
		283,820	(90,525)	(972,893)	(2,098,357)

See Accompanying Notes to the Financial Statements and Accountant’s Report.

China Health Care Corp
Consolidated Statements of Stockholders’ Equity
at June 30, 2009 and September 30, 2008
(Stated in US Dollars)

	Common Stock		Paid			Other
	Shares	Par	in	Statutory	Accumulated	Comprehensive	Minority
	Outstanding	Amount	Capital	Reserve	Deficit	Income (loss)	Interests	Total
Balance, October 1, 2007	39,314,000	$39,314	$10,477,823	$-	$(23,609,499)	$(115,900)	$-	$(13,208,262)
Conversion of preferred stock	8,928,000	8,928	9,787,640					9,796,568
Issuance of common stock	1,906,000	1,906	1,367,234					1,369,140
Net loss					(2,701,352)			(2,701,352)
Foreign currency translation adjustment						70,452		70,452
Balance, September 30, 2008	50,148,000	$50,148	$21,632,697	$-	$(26,310,851)	$(45,448)	$-	$(4,673,454)

Balance, October 1, 2008	50,148,000	$50,148	$21,632,697	$-	$(26,310,851)	$(45,448)	$-	$(4,673,454)
Net loss					(776,674)			(776,674)
Appropriate from retained earnings				4,782	(4,782)			-
Non-controlling interests							55,825	55,825
Foreign currency translation adjustment						(192,426)		(192,426)
Balance, June 30, 2009	50,148,000	$50,148	$21,632,697	$4,782	$(27,092,307)	$(237,874)	$55,825	$(5,586,729)

See Accompanying Notes to the Financial Statements and Accountant’s Report.

China Health Care Corp
Consolidated Statements of Cash Flows
for the three and nine months ended June 30, 2009 and 2008
(Stated in US Dollars)

	3 months	3 months	9 months	9 months
	Ended	Ended	Ended	Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Cash Flow from Operating Activities
Net income (loss)	$280,096	$(93,152)	$(776 ,674)	$(2,099,758)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	70,445	70,082	213,655	210,344
Non-cash compensation	-	-	-	708,122
Minority interest	8	(7,795)	55,825	(15,817)
Decrease/(Increase) in accounts receivable	8,974	(368,027)	38,854	11,815
Decrease/(Increase) in related party receivable	(489,818)	-	(489,818)
Decrease/(Increase) in prepaid expenses	(9,134)	63,102	67,392	147,191
(Decrease)/Increase in accounts payables	(13,013)	247,900	100,346	276,701
(Decrease)/Increase in accrued liabilities	(381,143)	(20)	78,436	(20)
(Decrease)/Increase in related party payable	(1,088,873)	-	(887,195)
(Decrease)/Increase in dividend payable	4,969	-	-

Cash provided by operating activities	(1,617,489)	(87,910)	(1,599,179)	(761,422)

Cash Flows from Investing Activities
Rent and utility deposits paid	(3,020)	-	(3,313)	-
Purchase of intangible assets	(2)	-	(393)	-
Purchase of equipment	(22)	(1,392)	(7,203)	(11,835)
Cash used in investing activities	(3,044)	(1,392)	(10,909)	(11,835)

Cash Flows from Financing Activities
Loan proceeds from related parties	1,608,387	153,520	1,604,594	934,403
Repayment of loan to related parties	-	-	-	(125,768)
Paid Dividend	(4,969)	(66,392)	(4,969)	(395,301)
Cash Sourced/(Used) in Financing Activities	1,603,418	87,128	1,599,625	413,334

Net Increase/(Decrease) in Cash & Cash
Equivalents for the Period	$(17,115)	$(2,174)	$(10,463)	$(359,923)

Effect of Currency Translation	3,722	(3,750)	(192,426)	(37,069)

Cash & Cash Equivalents at Beginning of Period	40,071	15,328	229,567	406,396

Cash & Cash Equivalents at End of Period	$26,678	$9,404	$26,678	$9,404

See Accompanying Notes to the Financial Statements and Accountant’s Report.

China Health Care Corp
Notes to Consolidated Financial Statements
For the three and nine months ended June 30, 2009 and 2008
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

The Company owned the following subsidiaries at June 30, 2009:

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a net loss of $776,674 for the nine months through June 30, 2009; a working capital deficiency of $5,567,224; and a shareholders’ deficit of $5,586,729 at June 30, 2009. These matters raise substantial doubt about the Company’s ability to continue as a going concern if the Company does not secure new outside financing. The Company is currently and continues to make efforts to procure outside financing to strengthen its financial position.

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

	June 30,	December 31,	September 30,
	2009	2008	2008
HKD-USD Year End Rate	7.7504	7.75070	7.77010
HKD-USD Average Rate	7.75356	7.75461	7.79297
RMB-USD Year End Rate	6.8448	6.85420	6.85510
RMB-USD Average Rate	6.8466	6.85322	7.11061

(o)	Recent Accounting Pronouncements

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

3.	ACCOUNTS RECEIVABLE

	At June 30,	At September 30,
	2009	2008
Total Accounts Receivable-Trade	$154,197	$193,050
Related Party Receivable	489,818	-
Less: Allowance for Bad Debt	-	-
	$644,015	$193,050

Allowance for Bad Debts

Beginning Balance	$-	$-
Allowance Provided	-	-
Less: Bad Debt Written Off	-	-
Ending Balance	$-	$-

4.	PREPAID EXPENSES

The prepaid expenses at June 30, 2009 and September 30, 2008 are shown in the following table: -

	At June 30,	At September 30,
	2009	2008
Purchases of baby beds	$-	$74,689
Various miscellaneous	11,325	4,028
	$11,325	$78,717

5.	PROPERTY AND EQUIPMENT

Property and equipment, which are stated at cost less depreciation, were comprised of the following: -

	At June 30,	At September 30,
	2009	2008
Category of Asset
Furniture & fixtures	$493,876	$492,631
Office equipment	8,343	8,738
Computer software	42,578	42,470
Leasehold improvement	243,082	241,208
Center equipment	929,839	925,468
	1,717,718	1,710,515

Less: Accumulated Depreciation
Furniture & fixtures	261,308	214,668
Office equipment	2,747	1,503
Computer software	25,119	18,661
Leasehold improvement	112,319	94,474
Center equipment	679,966	538,499
	1,081,459	867,805

Equipment, net	$636,259	$842,710

6.	GOODWILL

Goodwill amounting to $155,203 and $154,809 as of June 30, 2009 and September 30, 2008 is related to the acquisition of the minority interest of PME-WX, for which the company’s subsidiary, UPMGI, purchased the remaining 20% of interest from other stockholder in 2004. Management annually reviews the carry value of goodwill using the sum of the undiscounted cash flows generated by PME-WX to determine if an impairment charge is necessary. The Company has determined no impairment to the goodwill as of date.

7.	RELATED PARTY PAYABLES

The following table presents the balances the Company owed to related parties.

	At June 30,	At September 30,
	2009	2008
Due to Director: Robert Yao Wing
Wong	851,401	$854,892
Due to Director: Yuen Yee Wong	521,675	-
Due to Director: Andrew Kramer	200,568	-
Due to Director: Lau Kin Chung,
Gerald	50,139	-
Loan from Innotech	1,604,593	1,656,086
	$3,228,376	$2,510,978

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

On November 1, 2008, Innotech lowered the interest rates from 5% per annum to 2% per annum and extended the repayment until June, 22 2008.

During the period ended June 30, 2009 and 2008, the Company incurred interest expense of $29,257 and $83,513 respectively.

On April 29, 2008, the loan from related party was extended as below:

Date of Loan	Loan Principal	Loan Principal	Original	New
Agreement	Amount (USD)	Amount (HKFD)	Repayment Date	Repayment Date
June 20, 2007	772,777	(HK$6,000,000)	December 22, 2008	June 22, 2009
January 10, 2008	384,615	(HK$3,000,000)	July 9, 2009	July 9, 2009
January 25, 2008	512,820	(HK$4,000,000)	July 24, 2009	July 24, 2009
	$1,670,212

8.	ACCRUED LIABILITIES

	At June 30,	At September 30,
	2009	2008
Regular operating expenses	$647,223	$468,429
Aliceb Kramer	-	200,059
Inter Pacific Capital Ltd	110,703	-
Income taxes	28,411	40,799
Business taxes	16,075	14,686
	$802,412	$723,973

9.	CONVERTIBLE PREFERRED STOCK

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

From February to June 30, 2008, 4,304 shares of Convertible Preferred Stock were converted to 4,304 shares of UPMG common stock. The outstanding number of shares of Convertible Preferred Stock at June 30, 2008 was 760. The converted shares were subsequently exchanged for shares in the Company pursuant to the share exchange agreement detailed Note 12. Of the 760 shares that were outstanding at June 30, 2008, 160 shares were subsequently converted to UPMG shares on July 11, 2008, and then in turn exchanged for shares in the Company. Since the Company accounted for the share exchange transaction as a recapitalization transaction, the equity of the Company has been retroactively restated to the first period presented. The shares that had been converted at June 30, 2008 have been included in the Company’s common stock. The remaining 760 shares of convertible preferred stock at June 30, 2008 have been accounted for as a current liability because during the three months ended June 30, 2008, the Company re-examined the characteristics of the Convertible Preferred Stock. The Company concluded the mandatory redemption feature, liquidation preference to common stockholders, and cumulative dividends were characteristics akin to liabilities. The Company has booked the redemption premium as interest expenses for the period.

The Company is currently in arbitration with the holders of the remaining 600 shares of Convertible Preferred Stock over the Company’s intension to force conversion of their shares into common shares. The Company has retained counsel to represent it in arbitration.

The related outstanding dividends payable for the Convertible Preferred Stock at June 30, 2009 and September 30, 2008 were $19,915 and $24,884.

10.	INCOME TAXES

In accordance with the relevant tax laws and regulations of Hong Kong, the corporate income tax rate applicable to the subsidiaries of the Company in Hong Kong is 17.5% of taxable income. On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”), effective from January 1, 2008. Under the New CIT Law, the corporate income tax rate applicable to the subsidiaries of the Company in the PRC starting from January 1, 2008 is 25%, replacing the currently applicable tax rate of 33%. The New CIT Law has an impact on the deferred tax assets and liabilities of the Company. Effects arising from the enforcement of New CIT law have been reflected into the accounts by applying the new tax rate. The Company was not liable for U.S. Income Tax at June 30, 2009since the Company continued to incur net operating losses during this quarter and prior years.

11.	STOCK COMPENSATION EXPENSE

During the nine months ended June 30, 2009, the UPMG issued 4,203 shares of its common stock as compensation. The 4,203 shares of UPMG were equivalent to 8,406,000 shares of the Company’s common stock. The value of the common stock was $8,117,587, or $1,428 on per share basis of UPMG common stock or equivalent to $0.9657 per share of the Company’s common stock. The valuation of these shares was determined by using the same price that other UPMG stockholders bought their common stock. As result of the lack of secondary market at time of issuance of UPMG’s common stock as compensation, the Company believes that the use of a price that other investors had paid was a reasonable fair market value.

The company including any of its subsidiaries did not grant options or rights and issue shares at any time to create any of such outstanding as of June 30, 2009.

12.	EARNINGS PER SHARE

Components of basic and diluted earnings per share were as follows:

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Earning (Loss) from continuing operations	279,658	(100,948)	(858,779)	(2,115,575)
Net income	280,096	(93,152)	(776,674)	(2,099,758)
Original shares	50,148,000	47,720,000	50,148,000	39,314,000
- Addition to common stock from issuance	-	1,154,769	-	4,428,781
Basic weighted average shares outstanding	50,148,000	48,874,769	50,148,000	43,742,781

Dilutive Shares:
- Addition to common stock if preferred
stock had been converted *	-	-	-	-
Diluted Weighted Average Shares
Outstanding:	50,148,000	48,874,769	50,148,000	43,742,781

Earnings (Loss) Per Share
- basic	0.0056	(0.0019)	(0.0155)	(0.0514)
- diluted	0.0056	(0.0019)	(0.0155)	(0.0514)
Weighted average shares outstanding
- basic	50,148,000	48,874,769	50,148,000	43,742,781
- diluted	50,148,000	48,874,769	50,148,000	43,742,781

Supplemental Data
Earnings (loss) per share from continuing
operations	0.0056	(0.0019)	(0.0171)	(0.0514)

* If the preferred stock had been converted it would have been antidilutive, accordingly there was no potentially dilutive effect from them.

13.	DISCONTINUED OPERATIONS

VIP Birthing Centers
Results of Operations
for the nine months ended
June 30, 2009
	Changsha	Hangzhou	Foshan	Shanghai	Guangzhou	Total

Revenue	-	-	-	-	-	$-
Cost of revenue	-	-	-	-	-	-
Gross profit	-	-	-	-	-	-

General and administrative expenses	5,419	-	832	-	-	6,251
Total operating expenses	5,419	-	832	-	-	6,251

Other income	3,696	774	92,137	-	411	97,018
Other expense	-	-	(1,663)	(6.631)	(50)	(8,344)
Taxes	-	-	-	-	-	-

Net income (loss)	(1,723)	774	89,642	(6,631)	361	$82,423

VIP Birthing Centers
Results of Operations
for the three months ended
June 30, 2009
	Changsha	Hangzhou	Foshan	Shanghai	Guangzhou	Total

Revenue	-	-	-	-	-	-
Cost of revenue	-	-	-	-	-	-
Gross profit	-	-	-	-	-	-

General and administrative expenses	2,476	-	774	-	-	3,250
Total operating expenses	2,476	-	774	-	-	3,250

Other income	3,696	774	13	(3,207)	411	1,687
Other expense	-	-	(155)	2,541	(50)	2,336
Taxes	-	-	-	-	-	-

Net income (loss)	1,220	774	(916)	(666)	361	773

VIP Birthing Centers
Financial Position
At September 30, 2008	Changsha	Hangzhou	Foshan	Shanghai	Guangzhou	Total
Current liabilities
Accounts payable	2,401	-	60,713	776,105	-	839,219
Related party payable	-	-	-	-	-
Accrued liabilities	1,287	772	1,287	12,960	4,198	20,504
Total current liabilities	3,688	772	62,000	789,065	4,198	859,723

Total liabilities	3,688	772	62,000	789,065	4,198	859,723

Net assets	$(3,688)	$(772)	$(62,000)	$(789,065)	$(4,198)	$(859,723)

VIP Birthing Centers
Financial Position
At June 30, 2009	Changsha	Hangzhou	Foshan	Shanghai	Guangzhou	Total
Current assets
Cash	-	-	-	48	-	48
Accounts receivable	-	-	-	197,188	10,967	208,155

Total assets	-	-	-	197,236	10,967	208,203

Current liabilities
Accounts payable	-	-	35,535	881,021	-	916,556
Accrued liabilities	2,219	-	2,219	98,508	3,848	106,794
Total current liabilities	2,219	-	37,754	979,529	3,848	1,023,350

Total liabilities	2,219	-	37,754	979,529	3,848	1,023,350

Net assets	(2,219)	-	(37,754)	(782,293)	7,119	(815,147)

14.	RISKS

Doing Business in the PRC

The Company’s operations are conducted in the People’s Republic of China (the “PRC”). Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

Concentrations

For the nine months ended June 30, 2009, the Company derived its revenue from four VIP Birthing Centers. Each VIP Birthing Center unto itself can be considered single customers, and, as such, by virtue of there were only three centers, there was a concentration of risk in the Company’s revenues. The following provides a table of each centers’ contribution by amount and percentage for the nine months presented.

		Percentage Contribution
Center	Amount	to Total Revenue
Xiamen	$7,325	4%
Macau	7,591	3%
Shenzhen	208,818	93%
	$223,734	100.00%

15.	COMMITMENTS AND CONTINGENCIES

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
For the three and nine months ended June 30, 2009 and 2008
(Stated in US Dollars)

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

As used in this quarterly report, the terms "we", "us" and "our" refer to China Health Care Corporation and our subsidiaries, unless otherwise indicated. All references to "common stock" refer to the common shares in our capital stock.

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

Results of Operations

Results of Operations for the Three-Month Period Ended June 30, 2009 as compared to the Three-Month Period Ended June 30, 2008.

	Three months ended		Increase (decrease)
	June 30,
	2009	2008	Amount	percentage
	($)	($)	($)	($)
Revenue	61,085	127,482	(66,397)	(52.08%	)
Cost of revenue	(48,291)	(47,581)	710	1.49%
Gross profit	12,794	79,901	(67,107)	(83.99%	)

Selling expenses	(8,317)	(25,005)	(16,688)	(66.74%	)
General and administrative expenses	(100,500)	(96,553)	3,947	4.09%
Total other income (expenses)	375,681	(51,889)	427,570	824.00%
Provision for income tax	0	(7,402)	(7,402)	(100.00%	)
Non-controlling interest in net (income)
loss of Subsidiaries	(335)	7,796	(8,131)	(104.30%	)
Gain (loss) from discontinued operations,
net of taxes	773	0	773	100.00%
Net income (loss) attributable to parent
commonShareholders	280,431	(100,948)	381,379	377.80%

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

Revenue for the three-month period ended June 30, 2009 was $61,085. Revenue for the three-month period ended June 30, 2008 was $127,482. The decrease in revenue of $66,397 for the three-month period ended June 30, 2009 was primarily due to the sudden drop of revenue from Xiamen center and according to the Co-operative Agreement, the share of operating profit in Wuxi center was decreased from 80% to 50%.

Cost of Revenue

Cost of revenue is primarily comprised of depreciation, wages, and licensing fees that must be paid to JHI for facilities with continuing operation. We believe that the depreciation of property and equipment matches the substantial initial investment equipment and leasehold improvements with revenues that are earned overtime. We charge wages paid to doctors and medical personnel who provide the initial training and hospital management expertise to the hospital when the VIP Birthing centers are initially setup and on a non-fixed on-going basis. Cost of revenue for the three-month period ended June 30, 2009 was $48,291 whilst cost of revenue for the three-month period ended June 30, 2008 was $47,581.

Selling Expenses

Selling expenses are comprised of client entertainment, commissions and salaries for sales personnel, marketing, and travel and lodging expenses. Selling expenses for the three-month period ended June 30, 2009 was $8,317 whilst selling expenses for the three-month period ended June 30, 2008 was $25,005. The decrease in selling expenses of $16,688 for the three-month period ended June 30, 2009 as compared to 2008 was primarily due to decrease in business trip expenses.

General and Administrative Expenses

General and administrative expenses include outside consulting services, research & development, executive compensation, quality control, and general overhead such as finance and administrative staff, and depreciation expense. General and administrative expenses for the three-month period ended June 30, 2009 was $100,500. General and administrative expenses for the three-month period ended June 30, 2008 was $96,553. The increase in general and administrative expenses of $3,947 for the three-month period ended June 30, 2009 as compared to 2008 was primarily due to the public company expenses paid.

Other Income (Expenses)

The increase in other income of $375,681 for the three-month period ended June 30, 2009 as compared to 2008 was primarily due to an exchange adjustment on VIP center in PRC.

Income Tax

We account for income tax using an asset and liability approach and allow for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either, expire before the Company is able to realize their benefits, or future realization is uncertain. In accordance with the relevant tax laws and regulations of Hong Kong, the Corporate Income Tax (“CIT”) rate applicable to our subsidiaries in Hong Kong is 16.5% of taxable income. On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the “new CIT Law”), effective from January 1, 2008. Under the new CIT Law, the corporate income tax rate applicable to our subsidiaries in the PRC starting from January 1, 2008 will be 25%, replacing the currently applicable tax rate of 33%. There was no income tax expense or benefit for the three-month period ended June 30, 2009. Income tax expense for the three-month period ended June 30, 2008 was $7,402.

Non-controlling Interest

Non-controlling interest income of $335 was recorded for the for the three months ended June 30, 2009 whilst the non-controlling interest recorded a loss of $7,796 for the three months ended June 30, 2008. The increase in non-controlling interest of $8,131 for the three months ended June 30, 2009 was primarily due to there was a shared income of Subsidiaries.

Net Income (Loss) Attributable to Parent Common Shareholders

For the three-month period ended June 30, 2009, we incurred a net income attributable to parent common shareholders of $280,431. The loss was primarily due to the general and administrative expenses incurred for the public company expenses and the consultancy service fees. For the three-month period ended June 30, 2008, the Company incurred a loss of $100,948. The loss was primarily due to the professional fees for listing process.

Results of Operations for the Nine-Month Period Ended June 30, 2009 as compared to the Nine-Month Period Ended June 30, 2008.

	Nine months ended		Increase (decrease)
	June 30,
	2009	2008	Amount	percentage
	($)	($)	($)	(%)

Revenue	223,734	358,959	(135,225)	(37.67%	)
Cost of revenue	(111,383)	(138,526)	(27,143)	(19.59%	)
Gross profit	112,351	220,433	(108,082)	(49.03%	)

Selling expenses	(29,024)	(107,124)	(78,100)	(72.91%	)
General and administrative expenses	(1,265,920)	(2,127,381)	(861,461)	(40.49%	)
Total other income (expenses)	323,814	(75,059)	398,873	531.41%
Provision for income tax	0	(26,444)	(26,444)	(100.00%	)
Non-controlling interest in net (income)
loss of Subsidiaries	(318)	15,817	(16,135)	(102.01%	)

	Nine months ended		Increase (decrease)
	June 30,
Gain (loss) from discontinued operations,
net of taxes	82,423	0	82,423	-%
Net loss attributable to parent common

Shareholders	(776,356)	(2,115,575)	1,339,219	63.30%

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

Revenue for the nine-month period ended June 30, 2009 was $223,734. Revenue for the nine-month period ended June 30, 2008 was $358,959. The decrease in revenue of $135,225 for the nine-month period ended June 30, 2009 was primarily due to the sudden drop of revenue from Xiamen center and according to the Co-operative Agreement, the share of operating profit in Wuxi center was decreased from 80% to 50%.

Cost of Revenue

Cost of revenue is primarily comprised of depreciation, wages, and licensing fees that must be paid to JHI for facilities with continuing operation. We believe that the depreciation of property and equipment matches the substantial initial investment equipment and leasehold improvements with revenues that are earned overtime. We charge wages paid to doctors and medical personnel who provide the initial training and hospital management expertise to the hospital when the VIP Birthing centers are initially setup and on a non-fixed on-going basis. Cost of revenue for the nine-month period ended June 30, 2009 was $111,383 whilst cost of revenue for the nine-month period ended June 30, 2008 was $138,526.

Selling Expenses

Selling expenses are comprised of client entertainment, commissions and salaries for sales personnel, marketing, and travel and lodging expenses. Selling expenses for the nine-month period ended June 30, 2009 was $29,024 whilst selling expenses for the nine-month period ended June 30, 2008 was $107,124. The decrease in selling expenses of $78,100 for the nine-month period ended June 30, 2009 as compared to 2008 was primarily due to decrease in business trip expenses and a special bonus paid to Wuxi center medical personnel.

General and Administrative Expenses

General and administrative expenses include outside consulting services, research & development, executive compensation, quality control, and general overhead such as finance and administrative staff, and depreciation expense. General and administrative expenses for the nine-month period ended June 30, 2009 was $1,265,920. General and administrative expenses for the nine-month period ended June 30, 2008 was $2,127,381. The decrease in general and administrative expenses of $861,461 for the nine-month period ended June 30, 2009 as compared to 2008 was primarily due to absence of professional fees for listing process and the decrease on consultancy service fee paid.

Other Income (Expenses)

The increase in other income of $398,873 for the nine-month period ended June 30, 2009 as compared to 2008 was primarily due to an exchange adjustment on VIP center in PRC.

Income Tax

We account for income tax using an asset and liability approach and allow for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either, expire before the Company is able to realize their benefits, or future realization is uncertain. In accordance with the relevant tax laws and regulations of Hong Kong, the Corporate Income Tax (“CIT”) rate applicable to our subsidiaries in Hong Kong is 16.5% of taxable income. On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the “new CIT Law”), effective from January 1, 2008. Under the new CIT Law, the corporate income tax rate applicable to our subsidiaries in the PRC starting from January 1, 2008 will be 25%, replacing the currently applicable tax rate of 33%. There was no income tax expense or benefit for the nine-month period ended June 30, 2009. Income tax expense for the nine-month period ended June 30, 2008 was $26,444.

Non-controlling Interest

Non-controlling interest recorded an income of $318 for the nine months ended June 30, 2009 whilst the non-controlling interest recorded a loss of $15,817 for the nine months ended June 30, 2008. The increase in non-controlling interest of $16,135 for the nine months ended June 30, 2009 was primarily due to there was a shared income of Subsidiaries.

Net Loss Attributable to Parent Common Shareholders

For the nine-month period ended June 30, 2009, we incurred a net loss attributable to common shareholders of $776,356. The loss was primarily due to the general and administrative expenses incurred for the public company expenses and the consultancy service fees. For the nine-month period ended June 30, 2008, the Company incurred a loss of $2,115,575. The loss was primarily due to the professional fees for listing process.

Liquidity and Capital Resources

As of June 30, 2009, our total assets were $1,477,660 and our total liabilities were $7,064,389 and we had a working capital deficit of $5,567,224. Our financial statements report a net income of $280,096 for the quarter ended June 30, 2009, and a net loss of $27,092,307 for the period from inception to June 30, 2009.

During the nine month periods ended June 30, 2009 and 2008, we financed our operation mainly through cash generated from our operations and the loans from our directors. Cash from operations is only enough to fund our onsite personnel. The loans from our directors has providing the funding for our investment in capital expenditures, and the cost of medical and management expertise that are heavily involved in the early stages of building out the VIP Birthing Centers and training of the personnel that staff those VIP Birthing Centers.

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

The following table sets forth the summary of the Company’s cash flows for the periods indicated:

	Nine Months
	Ended June 30,
	2009	2008
Net cash provided (used) in operating activities	(1,599,179)	(761,422)
Net cash used in investing activities	(10,909)	(11,835)

Net cash used by financing activities	1,599,625	413,334
Net increase (decrease) in cash and cash equivalents	(10,463)	(359,923)
Cash and cash equivalents, beginning of period	229,567	406,396
Effect of exchange rate changes on cash and cash equivalents	(192,426)	(37,069)
Cash and cash equivalents, at end of period	26,678	9,404

Our cash requirement is mainly for daily working capital. As at June 30, 2009, we had $26,678 in cash and cash equivalents and a working capital deficiency of $5,567,224, compared to $9,404 in cash and cash equivalents and a working capital deficiency of $5,973,154 as of June 30, 2008.

Cash Flows from Operating Activities

For the nine months ended June 30, 2009, our operating activities used cash of $1,599,179. For the nine months ended June 30, 2008, our operating activities used cash of $761,422. The increase in cash used in operating activities of $837,757 for the nine months ended June 30, 2009 was primarily due to the payment to related party payable.

Cash Flows from Investing Activities

For the nine months ended June 30, 2009, our investing activities used cash of $10,909. For the nine months ended June 30, 2008, our investing activities used cash of $11,835. The decrease in cash used in investing activities of $926 for the nine months ended June 30, 2009 was primarily due to the decrease in purchase of equipment.

Cash Flows from Financing Activities

For the nine months ended June 30, 2008, our financing activities generated cash of $1,599,625. The increase in cash provided in financing activities of $1,186,291 for the nine months ended June 30, 2009 was primarily due to loan proceed from related party.

Capital Expenditures

During the nine months ended June 30, 2009, we incurred capital expenditures of $7,203. The capital expenditure principally consisted of medical equipment and facilities, office equipment and leasehold improvement. During the nine months ended June 30, 2008, we incurred capital expenditures of $11,835. Depending on the availability of equity financing, over the next twelve months, we expect to spend about $5,000,000 on capital expenditures, mainly for purchase of medical equipment, facilities and operating licenses and center renovation in the future acquisition of specialty hospitals, health centers and VIP birthing centers in the PRC.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that our company will continue as a going concern. We had a net loss of $776,674 and a negative cash flow from operations of $1,599,179 for the nine month period ended June 30, 2009 and a working capital deficiency of $5,567,224, and a shareholders’ deficit of $5,586,729 at June 30, 2009. These matters raise substantial doubt about our company’s ability to continue as a going concern if we do not secure new outside financing. We are currently and continue to make efforts to procure outside financing to strengthen its financial position.

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

	June 30,	December 31,	September 30,
	2009	2008	2008
HKD-USD Year End Rate	7.7504	7.75070	7.77010
HKD-USD Average Rate	7.75356	7.75461	7.79297
RMB-USD Year End Rate	6.8448	6.85420	6.85510
RMB-USD Average Rate	6.8466	6.85322	7.11061

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

As of June 30, 2009, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and our chief financial officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and our chief financial officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended June 30, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Currently, we have limited operating capital. As of June 30, 2009, our cash available was approximately $26,630. In the foreseeable future, we expect to incur significant expenses when developing our business. We may be unable to locate sources of capital or may find that capital is not available on terms that are acceptable to us to fund our additional expenses. There is the possibility that we will run out of funds, and this may affect our operations and thus our profitability. If we cannot obtain funds when needed, we may have to cease our operations.

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

For the nine month period ended June 30, 2009, our facilities rested with our host hospitals in the People’s Republic of China, or the PRC, accounted for most of our total revenue. If our treatment facilities are adversely affected by changes in regulatory and economic conditions within China, our revenue and profitability may decline.

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

Even if we are able to open new treatment facilities, we may not be able to staff them. In addition, there can be no assurance that once completed, new treatment facilities will be able to generate operating profits. Developing new facilities involves significant upfront capital investment and expense and, if we are unable to attract patients quickly and/or enter into contracts or extend our existing contracts with third party payers for these facilities, these facilities may not be profitable and our operating results could be adversely affected.

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

Risks Relating to the People’s Republic of China

Substantially all of our assets are located in the PRC and substantially all of our revenues are derived from our operations in the PRC. Accordingly, our business, financial condition, results of operations and prospects are subject, to a significant extent, to economic, political and legal developments in the PRC.

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

On May 12, 2009, we changed the place of our executive offices to Room 904, Tung Wai Commercial Building, 109 – 111 Gloucester Road, Wan Chai, Hong Kong. Our telephone number is (852)-2511-8008 and our facsimile number is (852)-2511-8928.

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

10.2	Code Of Business Conduct & Ethics and Compliance Program (incorporated by reference from our Annual Report on Form 10-KSB filed on August 28, 2008)

10.3	Educational and Consulting Services Agreement between JHI and PMEHK dated June 15, 2002. (incorporated by reference from our Current Report on Form 8-K filed on July 31, 2008)

10.4	Licensing Agreement between JHI and PMEHK dated June 15, 2002. (incorporated by reference from our Current Report on Form 8-K filed on July 31, 2008)

10.5	Novation and Assignment Agreement for Education and Consulting Services Agreement between PMEHK, PMEUS and JHI. (incorporated by reference from our Current Report on Form 8-K filed on July 31, 2008)

10.6	Novation and Assignment for Licensing Agreement between PMEHK, PMEUS and JHI dated April 11, 2003. (incorporated by reference from our Current Report on Form 8-K filed on July 31, 2008)

10.7	Amendment to Licensing Agreement between JHI and PMEUS dated August 8, 2003. (incorporated by reference from our Current Report on Form 8-K filed on July 31, 2008)

10.8	Second Amendment to Licensing Agreement between JHI and PME dated June 10, 2004. (incorporated by reference from our Current Report on Form 8-K filed on July 31, 2008)

10.9	First Amendment to Educational And Consulting Services Agreement between JHI and PME dated June 10, 2004. (incorporated by reference from our Current Report on Form 8-K filed on July 31, 2008)

10.10	Description of Co-operative Agreement between IPMCHH and UPMG (U.S.) Limited dated June 30, 2005. (incorporated by reference from our Current Report on Form 8-K filed on July 31, 2008)

10.11	Description of Co-operative Agreement between IPMCHH and PMEHK dated February 2, 2004. (incorporated by reference from our Current Report on Form 8-K filed on July 31, 2008)

10.12	Description of Co-operative Agreement between IPMCHH and PMEHK dated March 21, 2003. (incorporated by reference from our Current Report on Form 8-K filed on July 31, 2008)

10.13

Description of Technical Exchange and Cooperative Agreement between Xiamen Maternity and Child Health Care Hospital and Proactive Medicare (Xiamen) Company Limited dated March 6, 2005. (incorporated by reference from our Current Report on Form 8-K filed on July 31, 2008)

10.14

Description of Co-operative Agreement between Jinan Maternity and China Care Hospital and Proactive Medicare Enterprise (Jinan) Limited dated February 5, 2004. (incorporated by reference from our Current Report on Form 8-K filed on July 31, 2008)

10.15

Description of Co-operative Agreement between Beijing Obstetrics & Gynaecology Hospital and Proactive Medicare (Beijing) Company Limited dated April 25, 2004. (incorporated by reference from our Current Report on Form 8-K filed on July 31, 2008)

10.16

Co-operative Agreement between Foshan Maternal and Children’s Hospital and Proactive Medicare Services (Hong Kong) Limited dated February 27, 2004 (incorporated by reference from our Current Report on Form 8-K filed on July 31, 2008)

10.17

Description of Supplemental Agreement to the Co-operative Agreement between Foshan Maternal and Children’s Hospital and Proactive Medicare Services (Hong Kong) Limited dated February 27, 2004 (incorporated by reference from our Current Report on Form 8-K filed on July 31, 2008)

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

Exhibit
No.	Description
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
August 20, 2009.